Form 10QSB
period 2006-09-30
Eastern Goldfields, Inc.
filed 2006-11-14
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q-SB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number _________________________

Eastern Goldfields, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	88-0441307
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808

(Address of Principal Executive Offices)

(619) 280-8000

(Issuer's Telephone Number, Including Area Code)

______________________________________________________________________________

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.                                                                                                                              Yes No ☒

On November 15, 2006, 8,856,247 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No ☒

FORM 10Q-SB

TABLE OF CONTENTS

PAGE NO.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	19
Item 3.	Controls and Procedures	25

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

Signatures	27

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS

Cash Inventories (Note 3) Prepaid expenses and other current assets	$558,289 376,756 224,079
Total current assets	1,159,124
Property, plant, and mine development, net (Notes 4)	7,627,133
Total assets	$8,786,257

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable and other current liabilities Advances from stockholders (Note 5) Current portion of long-term liabilities (Note 6)	$715,279 15,065 26,063
Total current liabilities	756,407
Long-term liabilities: Long term liabilities, net of current portion (Note 6) Reclamation and remediation obligations (Note 7)	106,077 160,047
Total long-term liabilities	266,124
Commitments and contingencies (Note 8) Minority interest	- 1,350,693

Stockholders’ equity: (Note 9)

Common Stock:

$0.001 par value, 25,000,000 shares authorized; 8,456,247 shares issued and outstanding at September 30, 2006

A Class Preference Shares:

$0.00002 par value, 10,000,000 shares authorized; 3,121,393 and shares issued and outstanding at September 30, 2006

Additional paid in capital

Other comprehensive loss

Accumulated deficit

8,456 41 15,576,929 (2,025,172) (5,744,937)
Less: Loan to Lomshiyo (Note 10)	7,815,317 (1,402,284)
Total stockholders’ equity	6,413,033
Total liabilities and stockholders’ equity	$8,786,257

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income:	$1,809,359	$1,785,719	$5,826,997	$4,227,385
Sales	22,706	701	129,071	10,581
Other income
Total income	1,832,065	1,786,420	5,956,068	4,237,966
Costs and expenses:
Cost of production	1,080,292	1,618,096	3,794,538	4,345,054
Operating expenses	387,138	310,517	1,272,112	714,731

Total costs and expenses	1,467,430	1,928,613	5,066,650	5,059,785
Income (Loss) from operations	364,635	(142,193)	889,418	-821,819
Other expenses:
Interest	5,280	15,933	21,249	48,846
Income (Loss) before minority interest
Minority interest
	359,355	(158,126)	868,169	(870,665)
	-79,348	-	(272,810)	-
Income (Loss) before provision for income taxes	280,007	(158,126)	595,359	(870,665)
Provision for income taxes	-	-	-	-

Net income (loss)	$280,007	$(158,126)	$595,359	$(870,665)
Net income (loss) per share, basic	$0.03	$(0.03)	$0.07	$(0.16)
Net income (loss) per share, diluted	$0.03	$-0.03	$0.07	$(0.16)
Weighted average shares outstanding, basic	8,456,247	5,610,000	8,204,645	5,610,000
Weighted average shares outstanding, diluted	8,648,840	5,610,000	8,397,238	5,610,000

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Common Stock to be Issued (Cancelled)	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity

Balance at December 31, 2005

Common stock cancelled

Common stock issued for cash

Restricted common stock issued in accordance with share exchange

Common stock option issued to employees

Accrual of interest income on

loan to Lomshiyo

Net income

Foreign currency translation

Comprehensive income

	5,610,000 (520,000) 630,000 2,736,247 - - - - -	$5,610 (520) 630 2,736 - - - - -	3,121,393 - - - - - - - -	$49 - - - - - - (8) -	$2,846 520 (630) (2,736) - - - - -	$15,466,406 - - 110,523 - - - -	$(390,693) - - - - - (1,634,479) -	$(6,340,296) - - - - - 595,359 - -	$(1,556,775) - - - (119,314) - 273,805 -	$7,187,147 - - - 110,523 (119,314) 595,359 (1,360,682)
(765,323)
Balance at September 30, 2006	8,456,247	$8,456	3,121,393	$41	$-	$15,576,929	$(2,025,172)	$(5,744,937)	$(1,402,284)	$6,413,033

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended September 30, 2006	Ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$595,359	$(1,128,105)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation, depletion and amortization	336,460	371,242
Stock-based compensation	110,523	-
Accrued interest income on Loan Lomshiyo	(119,314)	-
Minority interest	272,810	-
Changes in assets and liabilities:
Decrease (Increase) in inventories	68,620	(280,181)
Decrease in prepaid expenses and other current assets	301,492	201,763
(Decrease) Increase in accounts payable and other current liabilities
	(304,594)	4,422
Net cash provided from (used in) operations	1,261,356	(830,859)
Cash flows from investing activities:
Purchase of property and equipment	(1,288,674)	-
Net cash used in investing activities	(1,288,674)	-
Cash flows from financing activities:
Advances (to) from stockholders	(12,908)	54,990
Bank overdraft	-	275,400
(Repayment) financing of long-term debt	(99,321)	(52,545)
Net cash (used in) provided by financing activities	(112,229)	277,845
Effect of exchange rates on cash	489,951	553,014
Net increase (decrease) in cash	350,404	-
Cash, beginning of period	207,885	27,481
Cash, end of period	$558,289	$27,481
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,249	$48,861
Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$110,523	$-
Advances from stockholders converted to additional paid-in
Capital	$-	$3,900,000

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

1.	ORGANIZATION AND HISTORY

Eastern Goldfields, Inc., (the “Company" or "EGI") is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa. EGSA conducts all of the Company’s business operations in South Africa through its South African corporation subsidiaries.

Eastern Goldfields, Inc. was incorporated under the laws of the State of Nevada on July 15, 1998, originally under the name of Fairbanks Financial, Inc. The Company was established as a business management, marketing and consulting firm to serve both the emerging and established business entrepreneur. Since its incorporation, the Company has had minimal operations. It redirected its business efforts in late 2005 and on September 23, 2005, following a change in control, it purchased 100% of the issued and outstanding common or ordinary stock of EGSA. On October 1, 2005, the Company’s wholly owned subsidiary, EGSA, acquired, via a share exchange, 100% of the issued and outstanding common or ordinary stock of Eastern Goldfields Limited (“EGL”), a South African gold producer and developer corporation. EGL conducts mining operations in the Barberton Greenstone Belt area of the Mpumalanga Province, South Africa. On October 25, 2005, the Company changed its corporate name to Eastern Goldfields, Inc. to more accurately reflect its business operations.

This share exchange for the acquisition of EGL by EGI’s wholly owned South African subsidiary, EGSA, was accounted for as a reverse acquisition, and, accordingly, for financial statement purposes, EGL was considered the accounting acquiror and the subject transaction was considered a recapitalization of EGL rather than an acquisition by the Company. Accordingly, the historical financial statements prior to this share exchange are those of EGL, however, the name of the consolidated corporation going forward is Eastern Goldfields, Inc.

EGL itself is a South African holding company which has three South African subsidiary corporations: Makonjwaan Imperial Mining Company (Pty) Ltd. (“MIMCO”), Eastern Goldfields Exploration (Pty) Ltd. (“EGE”) and Centurion Mining Company (Pty) Ltd. (“Centurion”).

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

The interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Option Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of adopting FAS 123R, the Company’s income from operations and net income for the three and nine months ended September 30, 2006 is approximately $788,000 lower ($0.11 per share, basic and diluted) than if we had continued to account for share-based compensation under APB 25 as EGI did during the year ended December 31, 2005.

Recently Issued Accounting Standards

Deferred Stripping Costs

On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same three months as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting three months. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the three months of adoption, with no charge to current earnings for prior three months. The results for prior three months have not been restated. Adoption of EITF Issue No. 04-06 will have no impact on the Company’s cash position or net cash from operations.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” - an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Changes and Error Corrections

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior three months unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	INVENTORIES

Inventories at September 30, 2006 consist of the following:

Precious metals in process Stockpiles	$238,655 138,101
$376,756

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of September 30, 2006 are as follows:

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$81,729 5,571,534 1,843,548 1,179,236 79,826 51,413 1,555,900 192,530 160,047
Less: accumulated depreciation	10,715,763 (3,088,630)
Net property and equipment	$7,627,133

Depreciation, depletion and amortization expense is $336,460 for the nine months ended September 30, 2006.

5.	ADVANCES FROM STOCKHOLDERS

As of September 30, 2006, $15,065 was due to Cheston Minerals (Pty) Limited.

6.	LONG TERM LIABILITIES

Standard Bank Vehicle and Asset Finance Less: Current portion	$132,140 (26,063)
$106,077

 Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 64,584 ($8,438).

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

6.	LONG TERM LIABILITIES (Continued)

Maturities of the liabilities are as follows:

For the year ending December 31: 2006 2007 2008	$26,063 70,353 9,661
$106,077

7.	RECLAMATION AND REMEDIATION OBLIGATIONS

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

At September 30, 2006 $160,047 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2005 Reduction, change in estimate and other Liabilities settled Accretion expense	192,631 (32,584) - -
Balance, September 30, 2006	$160,047

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond amounting to South African Rands 200,000 ($26,130) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($21,427) issued in favor of the Department of Minerals and Energy.

9.	CAPITAL STOCK

The Company’s balance sheet reflects two classes of equity - common stock and A Class Preference Shares.

Common Stock

On September 30, 2005, the Company approved the issuance of 630,000 shares of common stock for cash proceeds of $2,118,290, net of offering costs of $631,710. The shares were issued February 2, 2006

On September 30, 2005, the Company approved the cancellation of 520,000 shares of common stock. The shares were cancelled on February 2, 2006 as part of a share exchange agreement. To effect the purchase of EGSA and convert A Class Preference Shares into common stock the Company was to issue 2,736,247 shares of common stock valued at $2,736. The shares were issued on February 2, 2006.

A Class Preference Shares

When the company acquired its wholly owned South African subsidiary, EGSA, and EGSA subsequently acquired the South African mineral assets through its purchase of EGL, a mechanism was put in place in order to comply with the Exchange Control Regulations of the South African Reserve Bank and to accommodate the original South African shareholders of these assets in EGL. The mechanism which was dealt through a Sale of Shares Agreement (“the Agreement”) between EGSA and the shareholders of EGL, involved the issuance of A Class Preference Shares in EGSA which are directly linked to an equal number of shares in the common stock of EGI. In accordance with this Agreement the following transactions took place:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

9.	CAPITAL STOCK (Continued)

A Class Preference Shares (Continued)

1.	EGSA issued 5,176,991 A Class Preference Shares for 1,000,000 ordinary shares held by the shareholders of EGL.

2.

               Certain non-South African A Class Preference Shareholders exercised their Share Acceptance whereby 2,055,598 shares of EGI common stock were given to the non-South Africans for 2,055,598 EGSA A Class Preference Shares. EGI shares of common stock were issued on February 2, 2006.

3.

               As of December 31 2005, and September 30, 2006, this reduced the amount of issued and outstanding EGSA A Class Preference Shares to 3,121,393 and are recorded as part of the shareholders' equity in the consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

4.

               The 3,121,393 shares of common stock are held by Stirling Nominees Limited ("Stirling") which can be accessed by the A Class Preference Shareholders in terms of a Share Services Agreement (“Services Agreement”). This Services Agreement which is valid through August 31, 2025, is invoked upon acceptance of an offer by the Company ("EGI Offer") to acquire the A Class Preference Shares from an Offeree. The Services Agreement provides that:

•	in the case of a Share Acceptance Stirling will transfer equivalent number of shares of common stock of the company’s common stock to the Offeree or;
•	in the case of a Cash Acceptance Stirling will procure the sale of an equivalent number of shares in the common stock of the company for the benefit of the Offeree.

The A Class Preference Shares referred to above are not considered to be a liability in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Equity and Liability, as EGSA or EGI does not have an obligation to transfer assets to its shareholders in respect of the Class A Preference Shares.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

9.	CAPITAL STOCK (Continued)

A Class Preference Shares (Continued)

The A Class Preference Shares in EGSA have the following significant rights:

EGI Voting rights – Stirling will issue irrevocable proxies to the A Class Preference Shareholders to vote on all matters relating to the common stock of the company.

EGSA Voting rights – Each EGSA A Class Preference Share shall have one vote and each EGSA Ordinary Share shall have 1,000,000 when voting on matters submitted to the shareholders of EGSA.

EGI Dividend rights - Stirling waives all of its entitlements to receive cash dividends from the company in favor of EGSA A Class Preference Shareholders.

EGSA Dividend rights –The holders of the EGSA A Class Preference Shares will only be entitled to a dividend if EGI declares dividends in respect of any year, and then the EGSA Class A shares will be entitled to a preference dividend out of the profits of EGSA available for distribution per EGSA A Class share.

10.	STOCK OPTIONS

Employee Stock Options

The Company currently maintains the Eastern Goldfields, Inc. 2005 Stock Plan (“Stock Plan”), approved by stockholders on November 26, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than 100% of fair market value of the underlying stock at the date of grant. Options granted under the Company’s stock plan vest ranging from one to three years of the date of the grant and are exercisable over a period of time not to exceed 10 years from grant date. At September 30, 2006, 50,000 shares were available for future grants under the Company’s 2005 Stock Incentive Plan.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

10.	STOCK OPTIONS (Continued)

Employee Stock Options (Continued)

The following table summarizes annual activity for all stock options for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005 Granted Exercised Forfeited and expired	800,000 - - -	$1.50 - - -
Outstanding at September 30, 2006	800,000	$1.50
Options exercisable at September 30, 2006 Weighted average fair value of options granted during the year	$266,667 1.19	$1.50

The fair value of the stock options granted under FAS 123R during the year ended December 31, 2005 was approximately $319,000 or $1.19 per stock option and was determined using the Black Scholes option pricing model. The factors used were the option exercise price of $1.50 per share, the 3 year life of the options, volatility measure of 50%, a dividend rate of 0% and a risk free interest rate of 4.42%. The Company incurred $208,000 in compensation expense during the year ended December 31, 2005 under the provisions of APB 25. The Company has charged approximately $110,523 to compensation expense during the nine months ended September 30, 2006 on stock options granted and vested during the year ended December 31, 2005.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

10.	STOCK OPTIONS (Continued)

Employee Stock Options (Continued)

The following table summarizes information about stock options outstanding at September 30, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	800,000	3.4	$1.50	266,667	$1.50

11.	SUBSEQUENT EVENT

In October 2006, the Company raised $2,000,000 in gross proceeds in a private placement and issued 400,000 shares of EGI common stock. In addition, the Company incurred offering costs of $160,000.

ITEM 2.            MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN OF OPERATION

2.1	Production

In October 2005 the company acquired Eastern Goldfields Limited in South Africa together with its open pit production activities. This operation has been in production since July 2000 and Mineral Reserves in the current open pit will be exhausted before the end of 2006. Operating results for the past two years are summarized as follows:

Year ended	Ore Milled	Recovered Grade		Gold Produced		Operating Profit
	Tons	g/t	oz/t	kg	Oz	$
2005	168,000	2.36	0.074	398	12,800	420,522
2006 (9 months to date)	134,000	2.38	0.071	319	10,300	2,032,459

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

A summary of the Company’s operations, which arise only from work at its Lily Mine, for the nine months period ended September 30, 2006 and 2005 were as follows:

	2006	2005
Ore Tons Milled	133,925	124,975
Yield - grams per ton	2.38	2.36
Gold Produced – oz	10,256	9,484
Gold price - $/oz	$568	$446

Total Income*	$5,827	$4,227
Cost of Production*	($3,795)	($4,345)
Operating Income (Loss)*	$2,032	($118)
Operating Expenses, net*	($1,164)	($753)
Net Income (Loss)*	$868	($871)

* Expressed in Thousands

Comparative Results of the Nine Months Ended September 2006 and 2005

Revenues: For the 2006 period covering nine months of commercial production from January 1, 2006 to September 30, 2006, the Company recorded revenues of approximately $5,827,000 from sales of gold versus revenue of approximately $4,227,000 for 2005, which amounted to an increase of approximately 38%. The factors affecting this increase in revenue were as follows:

•

Maintenance of production at a high level with plant being operated at near full capacity throughout the year, despite a bench slope failure which consisted of a weakening of small localized joints, fractures or shear zones during mining operations due to exposure or vibration which caused portions of the rock wall to collapse at the end of December 2004 and consequently a lower than expected production in January 2005. As a result of this a total of 133,925 ore tons were milled in 2006 versus a total of 124,975 ore tons milled in 2005 which amounted to an increase of approximately 7%.

•

Yield obtained from ore tons milled of 2.38 grams of gold per ton in 2006 was slightly higher than 2.36 grams per ton for 2005. As a result, gold production in 2006 was 10,256 oz versus 9.484 oz for 2005, which amounted to an increase of approximately 8%. Furthermore, the increase in 2006 revenue was also positively affected by an increase in the US Dollar gold price which averaged $568 per oz of gold versus $446 per oz of gold for 2005; an increase of approximately 27%.

Cost of Production: Despite an increase in tons milled, cost of production decreased from $4,345,000 in 2005 to $3,795,000 in 2006; a decrease of 13%. This decrease is largely due to a reduction in the amount of waste tons being mined. As the open pit nears the end of its life, the strip ratio of waste tons to ore tons, also reduces. Waste tons mined for the September 2005 period was 903,841 tons at a strip ratio of 7.27:1. Comparitively, the waste tons mined for the September 2006 period was 294,223 at a strip ratio of 2.21:1. As a result, the Company’s cost of production in 2006 was approximately $370 per oz of gold produced. In 2005, however, the Company’s cost of production was $458 per oz of gold produced.

Operating Expenses for 2006:    The Company’s operating expenses increased by approximately $410,000 to $1,164,000 Million mainly due to the costs of compliance of the corporation in 2006 due to the listing requirements and the costs involved in the corporation’s application to a higher listing on the OTC Bulletin Board.

Restructuring: At the end of September 2005, a major restructuring of the organization of the Company took place. As a consequence of this restructuring, the following major changes were implemented:

•	$2,750,000 was raised by means of a private placement offering to meet the Company’s required drilling costs and loan payments.

•

$3,900,000 of the approximately $4,400,000 due to a shareholder at December 31, 2004 was converted into capital stock and the remaining balance of $500,000 was paid together with accrued interest thereon of $40,000.

In order to satisfy the current South African mining legislation promulgated under the “Mineral and Petroleum Resources Development Act 2004 (“MPRDA”), the Company subsidiary, EGL, sold 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of $1,556,775. Lomshiyo is a

South African corporation whose majority shareholders are historically disadvantaged persons.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

A summary of the Company’s operations, which arise only from work at its Lily Mine, for the three months period ended September 30, 2006 and 2005 were as follows:

	2006	2005
Ore Tons Milled	46,326	46,703
Yield - grams per ton	2.05	2.38
Gold Produced – oz	3,054	3,569
Gold price - $/oz	$592	$500

Total Income*	$1,809	$1,786
Cost of Production*	($1,080)	($1,618)
Operating Income*	$729	$168
Operating Expenses, net*	($370)	($326)
Net Income (Loss)*	$359	($158)

* Expressed in Thousands

Comparative Results of the Three Months Ended September 2006 and 2005

Revenues: For the 2006 period covering three months of commercial production from July 1, 2006 to September 30, 2006, the Company recorded revenues of approximately $1,800,000 from sales of gold versus revenue of approximately $1,780,000 for 2005, which amounted to an increase of approximately 1%. With the Lily open pit nearing the end of its life, the last of the high grade ore was mined from the Lily open pit during the 2nd quarter of 2006. As anticipated, this high grade ore was insufficient to continue treating 15,000 tons per month for the quarter and had to be supplemented with lower grade ore. The effect of treating lower grade ore resulted in a significant reduction in the yield and consequently resulted in low production of gold for the quarter.

Cost of Production: Cost of production for the three month period ending September 30, 2006 has shown a significant reduction in comparison to the three month period ending September 30, 2005. One of the factors contributing to this has been the reduction in the strip ratio. The strip ratio is the ratio of waste tons mined to ore tons mined. As an open pit nears the end of its life there is a natural reduction in the amount of waste tons needed to be mined. In the case of the Lily open pit the strip ratio has reduced from 5.32:1 in September 2005 to 2.61:1 in September 2006.

2.2	Development

A reverse circulation drilling programme, completed in the quarter ended September 2006, resulted in the discovery of economic, near surface Mineral Resources to the east of the existing open pit. This has increased the Mineral Reserves by some 13,000 ounces, and a new, shallow open pit will be developed at Lily East to exploit the deposit, thus extending the open pit life to mid 2007. Preproduction capital expenditure will involve overburden removal, and production is expected to commence before year end.

A Phase 3 diamond drilling programme commenced in the quarter ended September 2006, mainly comprising infill drilling to provide greater certainty to the Lily Mine’s underground Mineral Reserves. This will enable the existing Probable Mineral Reserve of 208,000 ounces to be upgraded and increased before the completion of a Feasibility Study incorporating a revised Life of Mine plan. The drilling will be completed in the first quarter of 2007, after which a final decision will be taken on how the underground mine will be developed.

2.3	Exploration

The Phase 1 diamond drilling programme at the dormant Worcester Mine commenced in October 2006 and will be completed in the first quarter of 2007. The purpose of this 3,000 metre drilling programme is to confirm extensions of the known ore body. If the drilling results are successful, a preliminary evaluation will be undertaken with a view to completing a Prefeasibility Study for the development of this mine.

A regional exploration programme covering the company’s 14,000 hectares has begun. The programme is planned for the next five years. Initially, an area of approximately 6,000 hectares, known as Sheba Hills, was identified as the primary target for regional exploration.

The first phase of this exploration programme, a geological analysis and compilation of the results of all previous prospecting in the area, was completed in the quarter ended September 2006 at a cost of US$30,000. This work resulted in the identification of numerous, priority prospect areas, where second phase detailed geochemical soil sampling, ground magnetometer surveys and geological mapping began in October 2006. The estimated cost of this second phase programme is US$185,000.

Requirement for Additional Capital

In order to implement the Company’s business plan for the next 12 month period, a total additional capital of US$5,000,000 is required as more specifically described below:

1.

Phase 2 Financing of US$2,000,000: To provide additional drilling at the Lily Mine and to continue the regional exploration programme on the other mineral properties. During October 2006, the Company raised US$2,000,000 via a private placement offering of 400,000 restricted common shares for the first stage of the implementation of its business plan.

2.

Phase 3 Financing of US$3,000,000: To develop the initial infrastructure in the underground mine, based on the recommendations by Behre Dolbear. In the event that the final Feasibility Study confirms the forecasts in the Prefeasibility Study, consideration will be given to building a new processing plant at the Lily Mine site in 2008. Profits from the Lily Mine should be adequate to fund the building of this plant, however, should these be insufficient, additional funds will have to be raised for this purpose.

The Company is currently considering the various options available for its Phase 3 financing, including the possibility of a secondary listing. If this financing effort is not successful, the Company will be unable to initiate the planned underground mining operations and exploration programs.

Prospects for the Future

The Company is pursuing a strategy of growth in the development of its mineral reserves through optimization of its current operations, exploration and additional selective acquisitions. Furthermore, the Company believes that it has the personnel and properties necessary to successfully make the transition from its current production status as a small mining company to a “junior resource company”.

The Company holds mineral claims covering 14,000 hectares (approximately 34,600 acres) in the Barberton Greenstone Belt, which has been an active mining district for more than 100 years, yet is still largely under-explored. The Company’s producing mine, the Lily Mine, has been operating since 2000 as an open pit with production of about 15,000 ounces of gold annually. However, production, from the Lily Mine open pit operation is presently anticipated to terminate in mid-2007.

Accordingly, the Company has planned to expand the life of the operations at the Lily Mine area by commencing underground operations in 2007. In September 2005, the Company was able to raise Us$2,750,000 via a Phase I private placement offering which was primarily utilized to conduct a drilling program which confirmed and enhanced the results of earlier preliminary studies with respect to the Company’s Mineral reserves located at the Lily Mine area. The results of this drilling program were incorporated in a Prefeasibility Study prepared by the Company to assess the future development of the Lily Mine. The international mining consultant firm of Behre Dolbear was engaged by the Company to provide an independent expert opinion on the Prefeasibility Study.

In line with this Prefeasibility study, and the recommendations of its consultants, the Company's objective for the Lily Mine is to raise sufficient funds to carry out the recommended additional drilling program which will be completed in 2006, and to build the new underground mine in 2007. This revised plan does not include the building of a new processing plant in 2007 but assumes that this will be built in 2008 to become operational in 2009.

Prior to this planned new processing plant becoming operational, underground ore will be transported to the Makonjwaan processing plant where it will be treated in the same way as it has at the Lily Mine. The funding required to complete the drilling work at the Lily Mine and other regional exploration, as well as establishing the new underground mine, is estimated at US$5,000,000. The Company plans to raise these required funds in two stages. A total of US$2,000,000 was raised in October 2006 via a Phase II private placement offering and the remaining US$3,000,000 is planned to be raised in the first quarter of 2007.

Prospects for the Future

The Company is pursuing a strategy of growth in the development of its mineral reserves through optimization of its current operations, exploration and additional selective acquisitions. Furthermore, the Company believes that it has the personnel and properties necessary to successfully make the transition from its current production status as a small mining company to a “junior resource company”.

The Company holds mineral claims covering 14,000 hectares (approximately 34,600 acres) in the Barberton Greenstone Belt, which has been an active mining district for more than 100 years, yet is still largely under-explored. The Company’s producing mine, the Lily Mine, has been operating since 2000 as an open pit with production of about 15,000 ounces of gold annually. However, production, from the Lily Mine open pit operation is presently anticipated to terminate in mid-2007.

Accordingly, the Company has planned to expand the life of the operations at the Lily Mine area by commencing underground operations in 2007. In September 2005, the Company was able to raise Us$2,750,000 via a Phase I private placement offering which was primarily utilized to conduct a drilling program which confirmed and enhanced the results of earlier preliminary studies with respect to the Company’s Mineral reserves located at the Lily Mine area. The results of this drilling program were incorporated in a Prefeasibility Study prepared by the Company to assess the future development of the Lily Mine. The international mining consultant firm of Behre Dolbear was engaged by the Company to provide an independent expert opinion on the Prefeasibility Study.

In line with this Prefeasibility study, and the recommendations of its consultants, the Company's objective for the Lily Mine is to raise sufficient funds to carry out the recommended additional drilling program which will be completed in 2006, and to build the new underground mine in 2007. This revised plan does not include the building of a new processing plant in 2007 but assumes that this will be built in 2008 to become operational in 2009.

Prior to this planned new processing plant becoming operational, underground ore will be transported to the Makonjwaan processing plant where it will be treated in the same way as it has over the last 6 years of operations at the Lily Mine. The funding required to complete the drilling work at the Lily Mine and other regional exploration, as well as establishing the new underground mine, is estimated at US$5,000,000. The Company plans to raise these required funds in two stages. A total of US$2,000,000 was raised in October 2006 via a Phase II private placement offering and the remaining US$3,000,000 is planned to be raised in the first quarter of 2007.

ITEM 3.	CONROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Regulation

S-B Number	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN GOLDFIELDS, INC.

Date: November 13, 2006	BY: /s/ Michael McChesney
MICHAEL MCCHESNEY
Chief Executive Officer

Date: November 13, 2006	BY: /s/ Tamer Muftizade
TAMER MUFTIZADE
Chief Financial Officer