Form 10KSB
period 2006-12-31
Eastern Goldfields, Inc.
filed 2007-04-17
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-52151

Eastern Goldfields, Inc.

(Name of small business issuer in its charter)

Nevada	88-0441307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1660 Hotel Circle North, Suite 207, San Diego CA 92108-2808

(Address of principal executive offices)           (Zip Code)

Issuer's telephone number (619) 280-8000

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year $7,640,502

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $25,247,262 AS OF MARCH 30, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,856,247 AS OF MARCH 30, 2007

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PAGE NO.

PART I

Item 1. Description of Business	4
Item1A. Factors That May Affect Future Results	17
Item 2. Description of Property	23
Item 3. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	28

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities	29
Item 6. Management’s Discussion and Analysis or Plan of Operation	30
Item 7. Financial Statements	36
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure	36
Item 8A. Controls and Procedures	36
Item 8B. Other Information	36

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act	37
Item 10. Executive Compensation	40
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	42
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits	44
Item 14. Principal Accountant Fees and Services	44
46

Signatures	47

PART I

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MINING OPERATIONS, RESERVE ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE VOLATILITY OF GOLD PRICES IN THE MARKETPLACE. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.	Description of Business

General

Eastern Goldfields, Inc., (the “Company" or "EGI") is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa. EGSA conducts all of the Company’s business operations in South Africa through its South African corporation subsidiaries. All references in this registration statement to “the Company” or “us” or “we” include EGI, EGSA and the Company’s other subsidiaries, unless the text specifically indicates otherwise.

Eastern Goldfields, Inc. was incorporated under the laws of the State of Nevada on July 15, 1998, originally under the name of Fairbanks Financial, Inc. The Company was established as a business management, marketing and consulting firm to serve both the emerging and established business entrepreneur. Since its incorporation, the Company has had minimal operations. From July 15, 1998, up to and including September 23, 2005, the Company had total revenues of $44,300 generated from its operations. On or about September 23, 2005, the Company experienced a change of control via a purchase of the controlling shareholder ownership interest and the appointment of new officers and directors. The Company then redirected its business efforts and on September 23, 2005 it purchased 100% of the issued and outstanding common or ordinary stock of EGSA. EGSA was formerly known as Makonjwaan Properties Keurboom One five (Pty) Ltd. and originally was incorporated on November 16, 1993, with the main business activity being that of investment property. The common or ordinary stock was 100% held by Makonjwaan Imperial Mining Company (Pty) Ltd (MIMCO). All rental income earned by EGSA from the leasing of the property from the date of incorporation until the sale of its property on May 20, 1999, was assigned to MIMCO. This company remained dormant until being sold to EGI. On July 27, 2005, this company changed its name to Eastern Goldfields SA (Pty) Ltd and it changed its principle business activity to that of an investment holding company. On October 1, 2005, the Company’s wholly owned subsidiary, EGSA, acquired, via a share exchange, 100% of the issued and outstanding common or ordinary stock of Eastern Goldfields Limited (“EGL”), a

South African gold producer and developer corporation. This share exchange agreement for the acquisition of EGL by EGSA was undertaken in order to achieve compliance with the Exchange Control Regulations of the South African Reserve Bank. EGL conducts mining operations in the Barberton Greenstone Belt area of the Mpumalanga Province, South Africa. On October 25, 2005, the Company changed its corporate name to Eastern Goldfields, Inc. to more accurately reflect its business operations.

The economic substance of this acquisition or merger was that EGI issued new equity to the shareholders of EGL in exchange for 100% of EGL’s common stock. This share exchange for the acquisition of EGL by EGI’s wholly owned South African subsidiary, EGSA, was accounted for as a reverse acquisition, and, accordingly, for financial statement purposes, EGL was considered the accounting acquiror and the subject transaction was considered a recapitalization of EGL rather than an acquisition by the Company. Accordingly, the historical financial statements prior to this share exchange are those of EGL, however, the name of the consolidated corporation going forward is Eastern Goldfields, Inc.

EGL itself is a South African holding company which has three South African subsidiary corporations; namely, Makonjwaan Imperial Mining Company (Pty) Ltd. (“MIMCO”), Eastern Goldfields Exploration (Pty) Ltd. (“EGE”) and Centurion Mining Company (Pty) Ltd. (“Centurion”). The Company’s “mineral rights” or “claims”, as more specifically described in “Item 3. Description of Property”, are held in the name of EGL itself and in the names of the EGL’s South African subsidiaries.

EGL Mining Operations

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of EGL:

1.	Number of Claims: 14,518 (21,338 acres)

2.

Location and Means of Access to Claims: These claims are located in the areas referred to as the Jamestown and Albion Claims Group. These claims include the Worcester Gold Mine which is located 19 kilometers north of the town of Barberton and which are adjacent to the main paved road to the city of Nelspruit. It requires a 20 minute drive to reach these claims from the EGL’s Nelspruit headquarters.

3.

Description of Claims: These claims encompass approximately 21,338 acres of exploration ground. This area includes portions of the Sheba Hills Claims Group, the Jamestown West Claims Group, the Barberton Townlands Claims Group, the Albion Claims Group and the Worcester Claims Group.

4.

History of Previous Operations: The Worcester Mine has been the focus of sporadic attention since the mine was first opened in 1887. Total recorded gold production until production ceased in 1991 was approximately 200,000 ounces of gold. The mine and surrounding area has been explored by various companies and individuals using geological mapping, air photo interpretation, soil and rock chip geochemistry, geophysics, trenching, underground mapping and channel sampling and finally surface diamond drilling. The property has been dormant from its closure in 1991 to the present time.

5.	Present Condition of the Property: Exploration has been planned in phases over the claim area. The first phase was focused on two specific locations.

•

Worcester Mine - 9 diamond drill holes (3,040 meters) were planned to explore to a depth of 450 meters below surface. These holes, drilled at inclined angles to the east to intersect the westerly dipping mineralized zones, include a non-directional wedge in order to achieve a second intersection of the mineralization. This program began in October 2006 and final results are expected in the first quarter 2007.

•

Jamestown Claims - 8,500 line meters of surface geochemical soil sampling and ground magnetics, supported by detailed structural and geological mapping was initiated in September 2006. This initial area was focused on the extension of the Worcester mineralized zone eastwards towards the Bonnie Dundee prospect. Field work has been completed and final results accompanied by geological interpretation are expected in the first quarter 2007.

6.

Description of Rock Formations and Mineralization: The Worcester Mine is located in the Jamestown Schist Belt which is a north-westerly trending synclinal feature of metamorphosed mafic and ultramafic rocks stretching from the Consort Mine to the east to beneath the Transvaal Drakensberg escarpment in the west. The belt varies from 1 to 6 kilometers in width and is the northwestern arm of the main Archaean Barberton Greenstone Belt. The schist belt is bounded in the northeast by the porphyritic Nelspruit granite and in the southwest by the Kaap Valley granite pluton. A number of splays off this feature host the zones of gold mineralization.

The main lithological units are the Theespruit and Komati Formations of the Lower Onverwacht Group. Minor layers of argillaceous sediments of the Fig Tree Group are evident and form the core of the syncline. Also included are small layered ultramafic bodies belonging to the Tjakastad Sub-group of the Onverwacht Group. Small granite domes have been noted close to the Worcester Mine.

With respect to specific mineralization of the Worcester Mine, the quartz vein located therein is white to gray in color, slightly foliated in appearance and contains slivers of siliceous basic schist, flecks of fuchsite and bits of chlorite, biotite and talc. Free-milling gold occurs as blebs, smears and flakes along the fractures in the vein. There is a minor sulphide component (listed in decreasing order of content) of pyrite, chalcopyrite, arsenopyrite, sphalerite and traces of tetrahedrite.

MIMCO Mining Operations

MIMCO is a South African company incorporated on October 20, 1987 with its principle business activity being that of gold mining activities. On November 4, 2004, EGL acquired 100% of the issued and outstanding common or ordinary stock of MIMCO via a share exchange. MIMCO has been in operation since 1989 when its ore processing plant was commissioned to initially treat ore from the Makonjwaan open pit as part of a four year planned operation. This operation was next followed by a five year operation for the Sofala open pit mine. MIMCO then entered into a joint venture agreement with Cluff Mining SA under which the ore from the Svengali open pit mine was treated for one year while exploration work was being carried at its Lily mine. In June 2000, the Lily Main open pit mine operation commenced and is currently still in operation. In this period, the Lily Main pit was successfully extracted to an elevation of 510 meters above mean sea level (“amsl”). Production from this pit was ceased and in October 2006 was immediately replaced by the Lily East pit, essentially an easterly on-strike extension of the Main pit. Production at Lily East pit commenced in October 2006 and is planned to continue until July 2007. Thereafter underground operations will produce the required run-of-mine tonnage.

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of MIMCO:

1.	Number of Claims: 1,040 (1,530 acres)

2.

Location and Means of Access to Claims: The main area of concentration is the Lily Mine which is situated on the main road between the towns of Kaapmuiden and Barberton and approximately 65 kilometers from the city of Nelspruit where EGL headquarters are located.

3.

Description of Claims: These claims cover areas of the northeastern part of the Barberton Greenstone Belt, south and west of the Barbrook Gold Mine. These claims include the old Makonjwaan and Sofala open pits and many other old workings, adits and trenches from earlier prospecting operations.

4.

History of Previous Operations: The Lily Mine was discovered in 1888, began production in 1891 and was worked sporadically by various operators until 1997. The mine was purchased by MIMCO in 1997 and after another round of mapping, trenching and reverse circulation drilling, open pit mining commenced in June 2000.

5.

Present Condition of the Property: The Lily Main pit which began production in 2000 was finally terminated at the end of September 2006, to coincide with the opening and extraction of oxidized ore from a new pit situated on strike and to the east. This was called the Lily East pit and will be operated until mid 2007. Mine planning is still ongoing for the conversion from open pit mining to underground mining in the latter part of 2007. The reverse circulation drilling program (Phase 5: 1,222 meters) to define the Lily East pit was initiated and completed successfully in August 2006 and identified sufficient reserves allowing for a smooth transition to continue open pit mining until mid 2007.

6.

Description of Rock Formations and Mineralization: Our prefeasibility study for this area has indicated two styles of gold mineralization in the ore zone one of which consists of refractory gold related to pyrrhotite, being the major sulphide, together with minor arsenopyrite, chalcopyrite, pyrite/marcosite, pentlandite and sphalerite. The host rock is typically well sheared, altered by chlorite and carbonate, silicified and contorted. The other style of gold mineralization is free, native gold associated with quartz and quartz-carbonate veins which are erratically distributed throughout the ore zone. Detailed logging of core from the most recent drilling program, together with additional geological mapping of the fresh rock reef zones in the pit, has allowed for a more detailed description of the gold mineralization.

Within the broad zone of gold mineralization called the Lily Zone (mineralized envelope or, simply, the “orebody”), are 3 distinct gold mineralized zones referred to as “reefs”. The Bottom Reef is a planar but sinuous zone of varying thickness located closest to the Lily Fault. The Middle Reef is the most robust and continuous of the zones and is located about 3 to 5 meters south (in the hanging wall) of the Bottom Reef. The Bottom and Middle Reefs often join together forming wide (up to 20 meters thick) blocks of ore with good grades. The Top Reef is essentially a sack term for the numerous small, mineralized zones of limited strike and depth extent occurring south of the Middle Reef.

The oxide-hosted gold mineralization is represented by a mixture of quartz veining, sheared and altered greywacke with chert bands in which occur stringers, disseminations and bands of earthy to shiny red to brown gossan after pyrrhotite, arsenopyrite and pyrite. In the transition zone, the gossan may be more siliceous and contain specks of fresh pyrrhotite and minor arsenopyrite and pyrite.

Based on the pit floor mapping, reverse circulation (“RC”) chip logging and core logging, it has been noticed that sulphides associated with gold mineralization generally occur as fine-grained disseminated specks and ‘clouds’, irregular grains and blobs of pyrrhotite with minor pyrite. The better-mineralized material includes massive, fine grained pyrrhotite, needles and laths of arsenopyrite with minor pyrite, chalcopyrite and bornite.

EGE Mining Operations

EGE is a South African company which was incorporated on July 7, 1994. The principle business activity is that of a holder of mineral rights in the Barberton greenstone belt of South Africa. An exploration program was carried out in the 1990’s under the supervision of Vaaldiam Resources Limited of Canada. The results of this exploration program identified various target ore body prospects but these prospects were not followed up at that time due to declining gold prices. EGL acquired 100% of the issued and outstanding common stock of EGE on September 30, 2004 via a share exchange. EGE remains dormant to the present time.

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of EGE:

1.	Number of Claims: 6,772 (9,953 acres)

2.

Location and Means of Access to Claims: These claims are located in the Sheba Hills area which is in the northeast trending strip of mountainous country between the Kaap and Komati rivers. These claims include the Golden Mamba Mine which is located approximately 14 kilometers northeast of the town of Barberton which is a 45 minute drive from EGL’s Nelspruit headquarters.

3.

Description of Claims: These claims consist of 9,953 acres which will be the subject of various planned exploration programs as part of the Sheba Hills Claims Group. Priority exploration programs within this geographic area will be the Monty’s Mine area and the Golden Mamba Mine area.

4.

History of Previous Operations: This area has been prospected since the late 1800’s and various shallow diggings have been excavated but yielded no production of consequence. The Golden Mamba Mine was mined briefly in the 1950’s. Gold production was minor at about 0.72 kg from an estimated 350 tons. It is understood that production ceased when the grade of ore dropped below 17 grams per ton.

5.

Present Condition of the Property: A phased regional exploration program began as planned in the last quarter of 2006. The first phase of exploration involved 52,000 line meters of surface geochemical soil sampling and ground magnetics supported by detailed structural and geological mapping. The exploration grids identified specifically focused on three existing old prospect target areas situated within the greater EGE prospecting license area. These areas included Crystal Streams North and South, west of Lily and on the Lily fault, and Royal Sheba East, east of Sheba Mine and on the same Sheba Fault. Final results from these exercises are expected in the first quarter of 2007.

6.

Description of Rock Formations and Mineralization: The rock formations underlying the Golden Mamba Mine property are the lower stratigraphic units of the Fig Tree Group within the Ulundi Syncline. Folding has deformed the rocks into tight easterly plunging isoclines. Gold mineralization occurs in quartz veins or discontinuous quartz lenses in meta sediments or in folds and fracture systems in the deformed iron formations.

Centurion Mining Operations

Centurion is a South African company which was incorporated in 1966 with its principle business activity being that of gold mining activities. MIMCO acquired 100% of the issued and outstanding common or ordinary stock of Centurion on April 1, 1990 via a stock exchange. On October 31, 2005, EGL acquired 100% of the issued and outstanding common or ordinary stock of Centurion also via a share exchange. Centurion commenced operations in 1979 as an ore dump retreatment operation. This activity continued for approximately two years when underground mining operations commenced at the Bonanza mine. These underground mining operations were terminated in 1989 due to the low price of gold. Exploration drilling was carried out in 1990 which did not yield additional ore reserves. Various feasibility studies were carried out to retreat the company's remaining ore dump reserves. These remaining ore dump reserves were deemed non-viable again due to the declining price of gold. Centurion also remains dormant to the present time.

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of Centurion:

1.	Number of Claims: 1,367 (2,009 acres)

2.

Location and Means of Access to Claims: The claims in this area are accessed via the Barberton-Malelane road and the Sheba Mine road about 20 kilometers northeast of the town of Barberton. The topography is rugged and the claims can only be reached in most cases by existing old dirt roads and tracks.

3.

Description of Claims: These claims are in an area of 2,009 acres which surround the dormant Bonanza Mine in the area designated as the Stateland Claims Group. These claims cover areas of the northcentral part of the Barberton Greenstone Belt, immediately north of the Sheba Gold Mine and enclose the Bonanza Gold Mine and many old workings, adits and trenches.

4.	History of Previous Operations: No reliable history is currently available with respect to mining operations on these claims.

5.

Present Condition of the Property: A phased regional exploration program was commenced in November over a small target area within the prospecting license claims. The exploration program, which focused on the extension to the defunct Bonanza Mine, consisted of detailed surface geochemical soil sampling and ground magnetics for an estimated 10,000 meters. Final results and interpretation are expected early in 2007.

6.

Description of Rock Formations and Mineralization: The Bonanza Mine area contains the gold mineralized occurrence and is located in the Moodies Group quartzites adjacent to the nearby Sheba Gold Mine (which up to 1990 produced 1,390 kilograms of gold from 256,000 tons of ore) along a suite of shears and fractures immediately north of the Sheba Fault.

Gold mineralization is contained in 2 sub-parallel north dipping fracture hosted reefs. These reefs are connected by a shallow dipping ore body between the north and south fractures. Previous minor exploration has demonstrated the presence of gold mineralization west of the existing workings and has confirmed the eastern extension of the south fracture.

South African Mining Legislation

The current South African mining legislation promulgated under “Mineral and Petroleum Resources Development Act 2004 (“MPRDA”) seeks, among other things, (i) to expand opportunities for historically disadvantaged people to enter the mineral industry and obtain benefits from the exploitation of mineral resources; and (ii) to promote employment, social and economic welfare as well as ecologically sustainable development. In order to convert an old order mining right to a new order mining right the holder is compelled to lodge a social and labor plan and an undertaking on how it is intended to expand opportunities for historically disadvantaged persons to enter the mineral industry. Further, for purposes of mining right conversions effective May 1, 2004, the MPRDA (incorporating the Mining Charter) requires mining company ownership for historically is advantaged South Africans at 15% during the first five years and 26% in 10 years, such transfer of ownership to be at fair market value. Accordingly, on February 2, 2006, and pursuant to the requirements of MPRDA, EGL sold 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 ($1,630,000 and $1,556,775 at December 31, 2006 and 2005 respectively). Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged persons.

As indicated above, the MPRDA dictated the sale of this 26% interest to Lomshiyo. Other than the sale of this 26% interest there are no anticipated costs for compliance with the requirements of MPRDA.

Since its redirection, the Company's activities have been limited primarily to the production of gold and the implementation of preliminary exploration programs on those properties in which it has an interest. Prospecting and mining rights are held in the South African subsidiary companies and are consolidated in the north eastern portion of the Barberton Goldfield. These rights include a mining license for the Lily Mine and various prospecting rights granted to the Company’s various subsidiary corporations. The total area covered by these Mineral Rights is in excess of 14,000 hectares (approximately 34,600 acres). See “Item 2. Description of Property”.

Our Objective

To the extent that we are able, we are pursuing a strategy of growth in our mineral reserves through optimization of our current operations, exploration and prudent acquisitions. We believe that if we are successful in implementing our business plan, we have the personnel and properties necessary to make the transition from our current production status as a small mining company to a “junior resource company”. In the gold mining industry a “junior resource company” is generally considered a mining company with a minimum annual production of 100,000 oz. We are lead by an experienced management team and Board of Directors that are made up of professional geologists, engineers and financiers who have significant hands-on experience at every stage of gold exploration, development and production.

We hold mineral claims covering 14,000 hectares (approximately 34,600 acres) in the Barberton Greenstone Belt, which has been an active mining district for more than 100 years, yet is still largely under-explored. Our producing mine, the Lily Mine, has been operating profitably as an open pit operation under current management since 2000 with production of about 15,000 ounces of gold annually from the Lily Main Pit. As anticipated, production from the Lily Main pit was terminated in September 2006 but ore extraction continued from the Lily East pit which is expected to continue production until mid 2007.

If we are successful, we intend to extend the life of operations at the Lily Mine area by commencing underground operations in mid 2007. Accordingly, in September 2005, the Company raised $2,750,000 via a Phase I private placement offering of 630,000 restricted common shares. This Phase I funding was primarily utilized to conduct a Phase 2 diamond drilling program which did confirm and enhance the results of earlier preliminary studies with respect to the Company’s reserves located at the Lily Mine area.

The results of this Phase 2 diamond drilling program were incorporated in a prefeasibility study prepared by the Company to assess its future development. The possibility of extending the open pit was considered in addition to the building of a new underground mine. The prefeasibility study concluded that a new underground mine would provide a better return on investment, particularly as the mineral reserves in the upper region of the mine could be accessed very quickly. The prefeasibility study also concluded that additional drilling should be carried out in order to place greater confidence in the Company’s mineral reserves.

The international mining consultant firm of Behre Dolbear was engaged by the Company to provide an independent expert opinion on the prefeasibility study. Senior personnel from Behre Dolbear's London and Toronto offices visited the Lily Mine during May 2006 to complete this due diligence work. Behre Dolbear endorsed the recommendation to carry out additional drilling discussed below. Behre Dolbear also recommended that construction of the processing plant at Lily be deferred in the short term provided production from the new underground mine could be processed at the current Makonjwaan plant. On the basis of this recommendation the Company has now revised its mining plan accordingly.

The Company's objective for the Lily Mine remains therefore to raise sufficient funds to build the new underground mine in 2007. This revised plan assumes that the new plant will be built in 2008 to become operational in 2009. Prior to this planned new processing plant becoming operational, underground ore will be transported to the existing Makonjwaan processing plant where it will be treated in the same way as in the last 6 years of operations at the Lily Mine. The funding required to complete the drilling work at the Lily Mine and other regional exploration, as well as establishing the new underground mine is estimated at $5,000,000. The Company plans to raise these required funds in two stages. A total of $2,000,000 was raised in the fourth quarter of 2006 and the remaining $3,000,000 is planned to be raised in the second quarter of 2007. While the Company’s management believes that the Company will be successful in raising these additional funds, there can be no assurance that the Company will be successful in these efforts.

Company Drilling Program

It became necessary during the course of the year to initiate and complete in August 2006 a reverse circulation drilling program (Phase 5) to identify and delineate an extension to the Lily Main pit towards the east. This drilling, which involved 27 short holes (1,222m) over a strike length of 400 meters, successfully identified a new open pit reserve totaling approximately 150,000 tons at 2.58g/t. Extraction, planned to coincide with the final closure of the Main pit which had reached its economical limit, began in October 2006 and will carry production through until and including June 2007 to coincide with the start up of underground operations.

The Phase 2 pre-feasibility diamond drilling program conducted by the Company was completed in March 2006 and was designed to confirm the lateral and down dip extensions of the Lily Mine’s ore body and to upgrade mineral reserve estimates by improving estimation confidence. A total of 6,724 meters were drilled in 27 boreholes with 24 deflections of which 12 intersected the ore body and the remainder was used to explore and extend the outer limits of mineralization.

Phase 3 diamond drilling program commenced in September 2006 and was completed early in 2007. This Phase (5,950 metres) resulted in the successful completion of 21 additional diamond drill holes all with deflections, 13 holes were specifically infill holes to improve reserve estimation confidence as per Behre Dolbear’s recommendations. The remainder of the drilling was directed to further increase reserves and resources in depth and strike. This increase in confidence and overall resource estimate is reflected in the reserve and resource tonnage reported.

A “deflection” is a planned “wedge” (directional or non-directional) off at a predetermined depth down a long diamond drill hole to economically achieve an additional intersection and sample of an encountered zone of interest. A wedge is placed down the hole at a specified depth and then the hole is re-drilled from this position. The drill rods deflect off at a slight angle to the original hole and continue through the zone of interest yielding a second core for logging and analysis.

The ore body contains three separate units (footwall zone, intermediate zone and hanging wall zone) all of which are currently mined on a selective basis in the open pit. The reported drilling intersections of each of the zones are based on a geological selection using a cut-off of 1.00 gram per ton and a true width of the respective mineralized section.

Gold mineralization is erratically distributed along the numerous steep south dipping anastamosing shears in the altered shale-chert-amphibolites. This broad zone of gold mineralization is called the “Lily Zone”. The more intense and denser the shearing, the thicker and more continuous the gold mineralization.

Within the Lily Zone, basically a mineralized envelope, there are three distinct gold mineralized zones originally referred to as “ore zones” but now called “reefs”. The “Footwall Zone”, now the “Bottom Reef”, is a planar but sinuous zone of varying thickness located closest to the south dipping “Lily Fault”. The “Intermediate Zone”, now called the “Middle Reef”, is the most robust and continuous of the mineralized zones and is located between 3-5 meters south (hanging wall) of the “Bottom Reef”. The “Bottom” and “Middle Reefs” can coalesce forming wide (up to 20m) ore pods with good grade. The “Hanging Wall Zone”, now called “Top Reef”, is essentially a sack term for the numerous erratic, small mineralized zones of limited strike and depth extent occurring further south of the “Middle Reef”.

The results of the drilling programs continue to confirm the geological model of the ore body, continually re-defining the orebody strike limits and demonstrating that it continues consistently in depth beyond present information. However, the Company may discover additional facts that do not support these conclusions. To the extent that the conclusions currently made by the Company’s management are later found to be flawed, the Company may incur significant additional costs and losses thereby.

•

The earlier Phase 2 diamond drilling program carried out over the period September 2005 to March 2006 resulted in the completion of 27 holes with 24 accompanying non-directional deflections. This work generated 1,223 half core samples for assay and at the same time confirmed geological continuity of Lily gold mineralization 500 meters below the base of the existing open pit. It additionally extended the outline of the eastern and western limits of mineralization and confirmed the existence of a steep easterly plunge and the formation of possible new mineralized shoots at depth.

•

Phase 3 drilling continued to extend the orebody further to the east and in depth. The success of the drilling program was also reflected in the verification of the ore body mineralization data derived from the existing, widely-spaced, drill-indicated information.

Therefore from purely geological and structural analysis, the continuation of the Lily ore body can be geologically inferred to continue in depth further than present modeling methodology has indicated and, therefore, is reported as “open ended”. Accordingly, in this context, use of the term “open ended” implies that as the Lily Mine develops to depth so too will the exploration drilling continue to probe the mineralized zone with depth.

Overview of the Company’s Mining Operations

In order to better understand the Company’s mining operations in general and specifically its mineral exploration and drilling programs, a description of these programs along with the industry accepted definitions of the confidence level for the anticipated extraction of minerals is provided. The Company’s mining operations generally comprise the following:

•	The search for and location of mineral deposits with mine development potential;

•	The determination of the quantity (tonnage), quality (grade) and continuity of a mineral deposit necessary for its classification as a mineral reserve;

•	The demonstration, through a feasibility study, of the commercial viability of the mineral reserve; and

•	The commencement of mineral production utilizing its existing or newly constructed processing facilities.

Mining Operation Terms and Definitions

The following mining terms and definitions will be of assistance in understanding the present and contemplated mining operations of the Company:

Mineral Deposit

A “mineral deposit” is defined as a concentration of mineralization which may be such as to constitute an ore body. It will have been delineated by appropriate drilling and/or underground sampling to support a mining operation producing sufficient tonnages and average grades of metal(s) to be economically viable. Under SEC accounting rules, a “mineral deposit” does not qualify as a mineral reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other modifying factors is taken into consideration in an economic feasibility.

Mine Development

A “mine development” is defined as the preliminary activities undertaken for the specific purpose of exploiting a “mineral deposit” so as to make the actual ore extraction possible.

Reserve

That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” when dealing with metalliferous minerals.

Proven (Measured) Reserves

Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Results of the Company’s Drilling Program

The Company’s drilling program resulted in reserve estimates (as defined above) of the “mineral deposit” or ore envelope as reflected in the table below:

Mineral Reserves

Lily Mine, being the only operational mine for which technical and economic studies had been completed at the date of reporting, contains a Mineral Reserve for the Lily East open pit (proven) and planned underground operations (probable) as shown in the table below:

EGI LILY MINE
Resources & Reserves
Reserve Category	As of			As of			As of
	31-Dec-06			31-Dec-05			31-Dec-04
	Tons (000)	g/t	Oz	Tons (000)	g/t	Oz	Tons (000)	g/t	Oz
			0			0			0
Proven	93	2.58	8	186	2.82	17	177	3.45	20
Probable	2,089	5.34	358	Nil			Nil
TOTAL	2,182	5.22	366	186	2.82	17	177	3.45	20

The pay limits and cut-off grades are calculated according to prevailing operating costs, gold price, recoveries and yields. The Mineral Reserve blocks are estimated using the following information.

LILY MINE
Operating pay limit January 2006 – December 2006

Total Operating Costs (annual)	(R)	48,600,000

Tons milled (annual)	(t)	180,000

Cost per ton milled	(R/t)	270
Gold price	(US$/oz)	600
Exchange rate	(R/US$)	7
Gold price	(R/kg)	135,000
Yield	(g/t)	2

Recovery	(%)	90
Yield	(g/t)	2.22

Mine call factor	(%)	90
Pay limit	(g/t)	2.47

“R” denotes South African Rands

Proven Reserves - Open Pit

At Lily Mine, the proven mineral reserve is estimated from the East Pit surface as surveyed at the end of December 2006 down to the planned pit base at 500 meters above sea level. It is based on a pay limit of 2.47 g/t Au calculated from operating costs, gold price, US$ exchange rate, recovery and MCF (mine call factor).

Proven Mineral Reserves based on a 1.00 g/t Au cut-off and after dilution have been estimated for the new Lily Mine open pit and are summarized bench by bench as follows:

EGI LILY MINE
LILY EAST PIT Proven Mineral Reserves
as of 31 December 2006
	Ore @ > 1.0g/t			Dilution 10%	Mineral Reserves
Bench	Tons	g/t	Kg	Tons	Tons	g/t	kg	oz
520	8,600	2.94	25.313	960	9,459	2.72	25.743	827.65
515	19,450	3.05	59.274	1,945	21,393	2.82	60.246	1,936.95
510	19,250	2.93	56.307	1,925	21,175	2.7	57.27	1,841.27
505	18,800	2.63	49.369	1,879	20,665	2.43	50.308	1,617.43
500	18,650	2.49	46.41	1,865	20,520	2.31	47.343	1,522.11
TOTAL	84,750	2.79	236.673	8,474	93,212	2.58	240.91	7,745.42

Probable Reserves – Underground

The estimate of the Probable mineral reserves was derived from a combination of geological modeling using the GEMCOM (GEMS 6) software package and traditional weighted triangular section estimation methods. The data base upon which the estimation methods were applied included diamond drill borehole intersection values covering the area from the base of the now defunct Lily Main pit to the expected pit base of the Lily east pit at the end of its forecast operational life in June 2007 and downwards to the planned underground 14 Level, 250 meters above mean sea level. A cut-off grade of 2.25 g/t Au was used for the underground mining feasibility, which coincides closely with the actual calculated pay limit of 2.22 g/t based on cost and gold price estimates.

The current underground Probable Mineral Reserve for Lily Mine as at 31 December 2006 is 2,089,000 tons of ore at an average grade of 5.34 g/t Au are reported.

EGI LILY MINE
LILY UNDERGROUND Probable Mineral Reserves as of 31 December 2006
Tons t	Reef Width cm	Grade g/t	Contents
			(kg)	(oz)
2,089,000	350	5.34	11,000	358,000

Mill Tailings Capacity Analysis

The prefeasibility study makes provision for the utilization of the existing Makonjwaan processing plant and tailings dam facilities while a new plant and tailings dam are constructed at the Lily Mine site during the build-up phase of the underground mining. Utilization of the existing plant is, therefore, merely a transitional phase in the build-up to processing the full production from underground at the new plant.

The current milling rate is 180,000 t/a. The existing tailings dam capacity has been revised to 120,000 tons as at 31 December 2006. This allows for a further 8 months at current production rates during which time an already selected alternative temporary site will be commissioned.

The planned milling capacity of the proposed new plant is currently set at 180,000 t/a. At that production rate, the proposed new tailings dam will have an estimated life of 25 years which exceeds the life of the mineral reserves at the proposed exploitation rates defined in the prefeasibility study.

The foregoing calculations represent estimates that may or may not prove to be accurate. While the Company’s management believes that the calculations and studies it has made are accurate, the Company may discover additional new information which may significantly reduce the economic feasibility of these projects.

Mineralized Material

Mineralized material tonnages and grades are estimated in situ over the true reef widths and include mineralization at zero g/t Au cut-off. It is the policy of EGI to report Mineralized Material as an inventory of all gold mineralization having a reasonable chance of being brought to account given favorable technical and economic conditions. The following table reflects the mineralized material as “in place grade and tonnage”:

EGI LILY MINE
(Mineralized Material)
	As of 31 December 2006		As of 31 December 2005		As of 31 December 2004
	Tons (000)	g/t	Tons (000)	g/t	Tons (000)	g/t
Mineralized Material	11,043	3.04	5,767	3.06	3,343	3.19

Gold Price Used to Estimate Reserves

The gold price used to estimate reserves with associated currency factors is as follows:

Gold Price:	135,000 South African Rands per Kilogram

600 US Dollars per ounce

Currency factor:	7.00 South African Rand to 1 US Dollar

The Company’s Mining Consultants

In our decision-making process concerning the various options pertaining to future mining at the Lily orebody, we have engaged an international mining consulting firm to assist us in the mine design and mineral process planning. More specifically, the following were the details of our agreement:

1.	A review of all of the available geotechnical data with respect to open pit mining options.

2.

With respect to underground mining options, a review of all available geotechnical data to estimate mine design parameters for suitable stoping methods including Base Case stable open stope dimensions, sublevel caving parameters and Base Case mine dilution parameters together with Worst Case/Best Case estimates for all parameters.

3.

An integrated open pit and underground mining optimization study investigating the best open pit and best underground option and considering mill feed continuity constraints, i.e. approximately 12 months remaining mill feed until reserve depletion.

4.

A review of key historical process parameters reported for the Makonjwaan process plant treatment of Lily open pit sulphide ores.  This review included a review of the current flowsheet and mass balances.

5.	Development of a flow sheet, mass balance and equipment list for a new process plant at Lily Mine capable of treating approximately 300,000 tons per annum.

The agreed fee for this work was for an amount of approximately R400,000 ($65,000), including expenses.

To assist the Company in its prefeasibility study, effective January 1, 2006, we have engaged the international minerals industry consulting firm of Behre Dolbear located in London, United Kingdom to prepare an independent expert report on the Lily Mine’s underground mineral reserve estimates, the underground mining plan, the processing plant design and the relevant cost estimates. More specifically, Behre Dolbear was engaged to and did provide the following services which were necessary for the Company’s prefeasibility study with respect to the Lily Mine:

1.	A due diligence review of the prefeasibility study and preparation of an independent expert report on underground ore reserve and mineral resource estimation.

2.

A review and analysis of an underground mine design and plant and cost estimate; metallurgical plant design and cost estimate; tailings dam design and cost estimate; environmental and community considerations; human resources, health and safety considerations and cash flow calculations.

The agreed fee for this due diligence review was for a lump sum of $40,000 plus reimbursement of expenses.

In this respect the Company relies upon the advice it receives from the mining consultants that it has retained. While the Company believes that the mining consultants possess the qualifications, skills, and abilities needed to provide accurate and reliable information to the Company, there can be no assurance that the mining consultants will provide such information at all times. In the event that the Company receives inaccurate or incomplete advice from its mining consultants, the Company may incur costs and expenses that are substantially greater than that which it has anticipated. This may lead or result in significant operating losses.

Anticipated Life of Open Pit Lily Mine Operation

The Main Pit operation at the Lily Mine continued production to the end of the third quarter of 2006. Surface exploration drilling which commenced in August 2006 identified an easterly extension of this mineralized zone containing an additional 15,000 oz. Production began from this new East Pit in October 2006 and is expected to continue until the end of June 2007. It is still the intention to progress into underground development and mining during the second quarter of 2007. Therefore once the East Pit has been completed and assuming that the Company is successful in these efforts, production will continue for the foreseeable future from the underground operations. It will be necessary for the Company to raise additional capital of approximately US$3,000,000 to build the first phase of the new underground mine. There can be no assurance that the Company will be successful in raising this additional capital, or if it is successful, that the Company can do so on terms that are reasonable in light of the Company’s current circumstances.

Administrative and Operational Offices

EGI currently maintains a U.S. office at 1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808. The telephone number is (619) 280-8000. This facility is provided to us by our U.S. securities attorney. Further, our operations are conducted from our office at 8 Streak Street, P.O. Box 820, Nelspruit 1200, South Africa. The telephone number is 011 27-13-753-3046.

Employees

EGI currently has 132 employees other than its officers and directors. During the year EGI employed Mr. D.M. Begg, a qualified geologist, as the Company’s Technical Manager. Management intends to hire additional staff as necessary.

The Gold Market

After the price of gold declined to approximately $250 per ounce in 2001, its price has risen steadily in the last few years and through most of 2005 it was traded in a fairly narrow price range between approximately $410 and $450 per ounce. Its price increased in the third quarter of 2005 and reached the year’s high of $536.50 on December 12, 2005. This trend continued into 2006 and exceeded $700-an-ounce level for the first time in 26 years. As investors diversified their accounts with more gold investments, the price of gold rose 38 percent in 2006 to $709.10 per ounce on May 11, 2006 (January 1, 2006 - $513.00) and 63 percent since the start of 2005 (January 1,

2005 - $435.60). The rise of the gold price in recent years is widely considered to reflect a relative decline of the U.S. dollar to other foreign currencies along with general strength in commodity prices. This recent surge, however, is believed to be due to geopolitical tensions, higher oil prices and inflation. The price of gold tends to rise during times of uncertainty because many investors view it as a hedge against inflation and as a hedge against a weaker dollar. Adding to the demand is the speculation of world central banks which will sell their U.S. dollar reserves and buy gold.

With respect to our competitive position in the gold production industry, our market share is negligible versus that of the major gold producers. Relative market share of similar size competitors is also insignificant. We are a relatively small operator in a fragmented market which is dominated by larger companies with significantly more resources than we currently possess.

The Company has no ability to control or influence the market price of gold. In the event that the market price for gold declines, the Company’s profitability and cash flow will also decline. For these and other reasons cited elsewhere in this Form 10-KSB, the Company faces risks and uncertainties over which it has little or no control.

Reports to Security Holders

The Company has voluntarily filed Form 10-SB in order to become a fully reporting company. This filing was undertaken in order to be eligible for an initial listing on the NASD OTC Bulletin Board and a listing when qualified on the NASDAQ Small Cap Market. The Company is presently listed for trading on the “Pink Sheets” market and accordingly it has a limited ability for fund raising. By virtue of being listed on the NASD OTC Bulletin Board, the Company will have greater access to the public markets for fund raising to assist it with its implementation of its business plan.

Upon acceptance and clearance of the Company’s Form 10-SB registration statement by the SEC, the Company plans to engage a NASD broker-dealer to sponsor the Company’s application for listing on the OTC Bulletin Board. No such broker-dealer has been selected or engaged at this time.

Form 10-SB Registration Statement became automatically effective as of 60 days from the date of filing and consequently, the Company is required to file annual reports in accordance with the Securities and Exchange Act of 1934.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 101 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company’s internet address is www.easterngoldfields.com.

Item 1a. Factors that May Affect Future Results

The Company’s operations and its securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, the Company’s business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company’s common stock should also consider the following risk factors:

Risks Related to the Company’s Operations

The Company requires additional funding which may not be available. If the Company is unable to obtain necessary financing on acceptable terms, it may have to curtail its current or planned operations.

The Company requires additional funding to implement its business plan. The Company’s current open pit operations at its Lily Mine are anticipated to terminate in June 2007. Additional capital will be required in order to undertake underground mining operations at the Lily Mine. The Company also will require still additional funding to explore its other properties. The Company may seek to obtain such funding for these activities through equity or debt financing, joint ventures or from other sources. There can be no assurances that the Company will be able to raise adequate funds on acceptable terms from these or other sources (in light of the Company’s current circumstances), which may hinder the Company from continuing or expanding its operations.

Operational hazards and responsibilities could adversely affect our operations.

The Company’s operational activities are subject to a number of risks and hazards which include but not limited to the following:

•	environmental hazards,
•	industrial accidents
•	labor disputes,
•	unusual or unexpected geological or operating conditions,
•	changes in regulatory environment
•	natural phenomena such as severe weather conditions, floods, earthquakes and
•	other hazards

These occurrences could result in significant damage to, or destruction of, mineral properties or production equipment, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The occurrence of these operational hazards could adversely affect the Company’s mining operations by limiting production or the closure of the mines themselves.

The Company is not insured against any losses or liabilities that could arise from its operations either because insurance is unavailable or because the premium cost is excessive. The payment of such liabilities could have a material adverse effect on the Company’s financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations.

Exploration for gold involves hazards, which could result in the Company’s incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards. The Company has public liability insurance of $1,500,000 but, if the Company incurs uninsured losses or liabilities, the funds available for the implementation of its business plan will be reduced and its assets may be jeopardized. The payment of such liabilities may have a material adverse effect on the Company’s financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations.

The Company’s ability to discover a viable and economic mineral reserve on its properties is subject to numerous factors, most of which are beyond its control and are not predictable. If the Company is unable to discover such reserves, it most likely will not be able to establish a profitable commercial mining operation on these properties.

Exploration for gold is speculative in nature, involves significant financial risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines. The Company’s long-term profitability will be, in part, directly related to the cost and success of exploration programs. The Company’s gold exploration programs entail risks relating to the following:

•	location of economic ore bodies,
•	development of appropriate metallurgical process
•	receipt of necessary government approvals, and
•	construction of mining and processing facilities at sites chosen for mining

The commercial viability of a mineral deposit is dependent on a number of factors including the following:

•	the price of gold,
•	exchange rates,
•	the particular attributes of the deposit (i.e. size, grade
and the proximity to infrastructure)
•	financing costs,
•	taxation,
•	royalties,
•	land tenure,
•	land use,
•	water use,
•	availability and cost of power source
•	importing and exporting gold, and
•	environmental protection

The effect of these factors cannot be accurately predicted and any one of which could adversely affect the Company’s ability to operate. Further, the Company has little or no control over these variables.

The Company’s ability to become and remain profitable, should it become profitable, will be dependent on its ability to locate, explore, develop and mine additional properties. There is intense competition for the acquisition of gold properties. If the Company is unable to accomplish this, it most likely will not be able to be profitable on a long-term basis.

Gold properties eventually become depleted or uneconomical to continue mining. As a result, the Company’s long-term success is dependent on its ability to acquire, discover, develop and mine new properties. The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than the Company to compete for such mineral properties. If the Company is unable to locate, develop and economically mine new properties, it most likely will not be able to be profitable on a long-term basis.

The Company’s property interests are located in South Africa. The risk of doing business in a foreign country could adversely affect its results of operations and financial condition.

The Company faces risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on the Company’s current and future operations which, in turn, could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition. These risks include the following:

•	prevalence of various diseases at the mining sites,
•	security concerns
•	adverse weather such as rainy season
•	labor disputes
•	uncertain or unpredictable political and economic environments,
•	war and civil disturbances,
•	changes in laws or policies,
•	mining policies,

•	monetary policies,
•	unlinking of rates of exchange to world market prices,
•	environmental regulations,
•	labor relations,
•	return of capital,
•	taxation,
•	delays in obtaining or the inability to obtain necessary governmental permits,
•	governmental seizure of land or mining claims,
•	limitations on ownership,
•	institution of laws requiring repatriation of earnings,
•	increased financial costs,
•	import and export regulations, and
•	establishment of foreign exchange regulations.

Any such changes may affect the Company’s current mining operations and ability to undertake exploration activities in respect of present and future properties in the manner currently contemplated, as well as its ability to explore and eventually develop and operate those properties in which it has an interest or in respect of which it has obtained exploration rights to date. Certain changes could result in the confiscation of property by nationalization or expropriation without fair compensation.

There are uncertainties as to title matters in the mining industry. Any defects in such title may cause the Company to forfeit its rights in mineral properties and could jeopardize its business operations.

There are uncertainties as to title matters in the mining industry. If the title to or the Company’s rights of ownership in its properties, prospects and/or claims are challenged or impugned by third parties, or the properties, prospects and/or claims in which it has an interest are subject to prior transfers or claims, such title defects could cause the Company to loose its rights in such properties. If the Company looses its rights in and to any of its mineral properties, its business operations could be jeopardized.  The Company may not have the financial resources to protect and assert its legal claims in such properties.

The Company’s current and planned operations require permits and licenses from various governmental authorities. If the Company is unable to obtain and maintain such requisite permits, licenses and approvals, its business operations and ability to become profitable may be adversely affected.

The Company’s current and planned operations require permits and licenses from various governmental authorities. Such permits and licenses are subject to change in regulations and in various operating circumstances. The Company cannot assure that it will be able to obtain or maintain in force all necessary permits and licenses that may be required to conduct exploration or commence construction or operation of mining facilities at properties to be explored or to maintain continued operations at economically justifiable costs. Further, certain of the Company’s mineral rights and interests are subject to government approvals. In all such cases such approvals are, as a practical matter, subject to the discretion of the South African government or governmental officials. No assurance can be given that the Company will be successful in obtaining any or all of such approvals. The Company’s inability to obtain and maintain the requisite permits, licenses and approvals could materially and adversely affect its operations and ability to become profitable.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond the Company’s control. The Company’s ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of the Company’s current and future gold mining operations is significantly affected by changes in the market price of gold. Between January 1, 2005 and December 31, 2006, the “fixed price” for gold on the London Exchange has fluctuated between $435.60 and $709.10 per ounce. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the Company’s control, including:

•	level of interest rates,
•	rate of inflation,
•	Central bank sales, and
•	world supply of gold

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.   The price of gold has historically fluctuated widely and, depending on the price of gold, revenues from mining operations may not be sufficient to offset the costs of such operations.

Gold is sold in South Africa in South African Rands. If applicable currency exchange rates fluctuate the Company’s revenues and results of operations may be materially and adversely affected.

The Company exclusively sells its gold to The Rand Refinery Ltd. which is a South African corporation and the world’s largest gold refinery. Such sales are paid for with South African Rands. The Company also incurs a significant amount of its expenses which are payable in South African Rands. As a result of the required utilization of the South African Rand, the Company’s financial performance is affected by fluctuations in the value of the South African Rand to the U.S. dollar. At the present time, the Company has no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

Dependence upon Key Executives and Employees

The Company’s success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Michael McChesney. Mr. McChesney is presently employed by the Company as its President and Chief Executive Officer. Mr. McChesney also serves as one of the Company’s directors. If Mr. McChesney and certain other present key executives and employees are unable to perform their duties for any reason, the Company’s ability to operate in South Africa will be materially adversely effected. The Company does not have a key man life insurance policy on the life of Mr. McChesney or any other key executives and employees.

Risks Related to the Ownership of the Company’s Stock

There is a limited market for the Company’s common stock. If a substantial and sustained market for the Company’s common stock does not develop, the Company’s stockholders may have difficulty selling, or be unable to sell, their shares.

The Company’s common stock is presently traded in the over-the-counter market and is quoted on the “Pink Sheets”. There is only a limited and sporadic market for the Company’s common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for the Company’s common stock does not develop, the Company’s stockholders may have difficulty selling, or be unable to sell, their shares.

The Company has filed its registration statement to register its common stock under the Securities Exchange Act of 1934 in order to meet the current requirements for quotation on the OTC Bulletin Board. The Company’s stock can be quoted on the OTC Bulletin Board if, and only if:

•	The Securities and Exchange Commission has no further substantive comments on the Company’s registration statement, and
•	a broker-dealer files a form 211 with the NASD to permit the Company’s common stock to be quoted on the OTC Bulletin Board and the broker is granted the right to quote the Company’s stock.

Substantial sales of the Company’s common stock could cause stock price to fall.

As of March 30, 2007, the Company had outstanding 8,856,247 shares of common stock of which approximately 3,766,247 shares are considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times and none of which are currently eligible for sale under Rule 144. No prediction can be made as to the effect, if any, that the sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of the Company’s common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company’s ability to raise capital through the sale of its equity securities.

The Company has a significant number of shares authorized but unissued. These shares may be issued without stockholder approval. Significant issuances of stock would further dilute the percentage ownership of the Company’s current stockholders and could likely have an adverse impact on the market price of the common stock.

As of March 30, 2007, the Company has an aggregate of 16,143,753 shares of Common Stock authorized, but unissued and not reserved for issuance for any specific purposes. All of such shares of common stock may be issued without any action or approval by the Company’s stockholders. Any such shares issued would further dilute the percentage ownership of the Company’s current stockholders and would likely have an adverse impact on the market price of the common stock.

The Company does not intend to pay dividends in the near future.

The Company’s board of directors determines whether to pay dividends on the Company’s issued and outstanding shares. The declaration of dividends will depend upon the Company’s future earnings, its capital requirements, its financial condition and other relevant factors. The Company’s board does not intend to declare any dividends on the Company’s shares for the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth of its business and for general corporate purposes.

Possible classification of the Company’s securities as a “Penny Stock”.

By virtue of Rule 3a51-1 of the Securities Exchange Act of 1934 (the “Act”), if the Company’s common stock has a price of less than $5.00 per share, it will be considered a “penny stock”. The prerequisites required by broker-dealers engaging in transactions involving “penny stocks” have discouraged, or even barred, many brokerage firms from soliciting orders for certain low priced stocks. The Company’s common stock may not be suityable as collateral for a margin account or eligible as collateral for any loan.

Still further, with respect to the trading of penny stocks, broker-dealers have an obligation to satisfy certain special sales practice requirements pursuant to Rule 15g-9 of the Act, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser’s written consent prior to the transaction.

Still even further, such broker-dealers have additional disclosure requirements as set forth in the Securities Enforcement Act Remedies and Penny Stock Reform Act of 1990. These disclosure requirements include the requirement for a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks of the penny stock market.

Still even further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account.

Accordingly, the above penny stock regulations and the associated broker-dealer requirements will have an adverse effect on the market liquidity of the Company’s common stock and the ability of any present and prospective shareholder investors to sell their securities in the secondary market.

However, regardless of the price of the Company’s stock, in the event the Company has net tangible assets in excess of $2,000,000 and if the Company has been in continuous operation for at least three (3) years, or

$5,000,000, if the Company has been in continuous operation for less than three (3) years, Rule 3a51-1(g) of the Act will preclude the Company’s common stock from being classified as a penny stock.

Item 2.	Description of Property

The properties of the Company are in the form of the right to extract the minerals from such properties (the “mineral rights” or “claims”). The South African Mineral Act 50 of 1991 defines “claims” as “mineral rights held in the name of the claim holder”. Under South African Law, a “Mining Title” refers to a claim license which is assigned a license number. A summary of the Company’s “Mining Titles” and individual “Mining Claims” are listed in Exhibit 99.2 of this registration statement.

The Company’s properties or mineral rights are all located in the Barberton Greenstone Belt area of the Mpumalanga Province in South Africa. Unless otherwise indicated in the more detailed description of the Company’s properties, all such properties have adequate access to support the Company’s mining operations. The required source of power utilized or to be utilized with respect to each of the Company’s properties is presently available from the national South African power company. These properties are owned by the Company’s subsidiary corporations; they comprise an area of approximately 30km x 20km and are summarized as follows:

Company	Mining Title Claims
	No. of Claims	Area (acres)
Eastern Goldfields Limited	14,518	21,337
Eastern Goldfields Exploration (Pty) Ltd.	6,772	9,953
Centrurion Mining Company (Pty) Ltd.	1,367	2,009
Makonjwaan Imperial Mining Company (Pty) Ltd.	1,040	1,529
Total	23,697	34,828

In addition, the above subsidiary companies have 282 acres of surface rights and 67 acres of dump permits on above properties.

Because of these properties’ proximity to proven geological structures favorable for the concentration of mineralization, the Company believes that certain of these properties may contain feasible mineralization which will be determined via the earlier described exploration programs. The following are descriptions of these various properties:

South African Mining Legislation

On May 1, 2004, the South African “Mineral and Petroleum Resources Development Act 28” of 2002 (MPRDA) came into effect. In accordance with Schedule II, “Transitional Arrangements, Continuation of Old Order Mining Right”,

(1)

Any old order mining right in force immediately before the MPRDA took effect continues in force for a period not exceeding five years from the date on which the MPRDA took effect, subject to the terms and conditions under which it was granted or issued.

(2)	A holder of an old order mining right must lodge the right for conversion within the 5 year period referred to in (1) at the office of the Regional Manager together with:

(a)	The prescribed particulars of the holder;

(b)	a sketch plan or diagram depicting the mining area for which the conversion is required, which area may not be larger than the area for which he or she holds the old order mining right;

(c)	The name of the mineral or group of minerals for which he or she holds the old order mining right;

(d)

An affidavit verifying that the holder is conducting mining operations on the area of the land to which the conversion relates and setting out the periods for which such mining operations will be conducted;

(e)

a statement setting out the period for which the mining right is required substantiated by a mining work program which, in the case of Lily, will contain the results of and decisions pertaining to the Prefeasibility study;

(f)	a prescribed social and labor plan;

(g)	Information as to whether or not the old order mining right is encumbered by any mortgage bond or other right registered at the Deeds Office or Mining Titles Office;

(h)	a statement setting out the terms and conditions which apply to the old order mining right;

(i)	The original title deed in respect of the land to which the old order mining right relates.

(j)	The original old order right and the approved environmental management program and

(k)	An undertaking that, and the manner in which, the holder will give effect to 2(d) and 2(f).

(3)	The Minister must convert the old order mining right into a new order mining right if the holder of the old order mining right;

(a)	complies with the requirements of (2);

(b)	Has conducted mining operations in respect of the right in question;

(c)	indicates that he or she will continue to conduct such mining operations upon the conversion of such right;

(d)	Has an approved environmental management program; and

(e)	Has paid the prescribed conversion fee.

(4)	If the holder fails to lodge the old order mining right for conversion before the expiry of the period referred to in (1), the old order mining right ceases to exist.

Surface Rights and Servitudes

There are two servitudes the equivalent of easements that allow use of the land belonging to other parties in the area. These are the canal immediately east of the mine (Low’s Creek Irrigation Board) and the power line to the South of the mine (Eskom – the national power company).

Water Rights

The Company has a right to draw 600m3 of water from the Shiyalongubu River. When the National Water Act No.36 of 1998 came into effect, the Company had to re-register all water uses. This was done and an application to have an additional extraction point out of the canal at the Lily Mine was applied for. This was approved and permission was obtained from the Low’s Creek Irrigation Board to abstract water from their canal. Whilst the registration of the water right has been approved, the Company is still waiting for the license from the Department of Water Affairs to be granted.

Lily Mine Area

The Lily mine and its surrounding properties are owned by the Company’s subsidiary corporation, Makonjwaan Imperial Mining Company (MIMCO), and are located in the eastern area of these properties. Located adjacent to a major geological structure known as the Lily fault, this mine has displayed significant gold mineralization over a strike length of 500 meters and a depth of at least to the same extent. The ore body is wide in places (plus 15 meters) and is known to have a number of concentrations with visible gold.

The extensions along the initial mineralization have not been fully explored and there exists the possibility of satellite deposits in the immediate vicinity of the Lily mine. The property’s ore is pyrrhotite hosted and is not refractory which allows for standard processing techniques and relatively high percentage metal recoveries. The infrastructure in and about the mine is excellent as evidenced by a good road system, nearby electrical power grid and adequate water supplies. The local community has a direct interest in the mine through the recently completed Black Economic Empowerment (“BEE”) ownership and has expressed its support for further development.

A number of other ore bodies are also owned by the Company’s subsidiaries in the vicinity of the Lily mine, which include the Makonjwaan Mine and the Imperial Mine, both of which have limited potential. A low budget prospecting program has been planned by the Company for these deposits during the next five years; however, this is not realistically expected to yield a discovery of a significant ore body.

The Lily Mine and infrastructure are situated on land owned by the state. The Company is required to negotiate with the landowner for the surface use of any of this land, even though it is within the boundaries of the mining title.

Application for the use of the area being used for dumping, offices, etc. was submitted to the Department of Land Affairs (since this is state land) in January 2003. A separate request was submitted to Chief Dlamini Kuseni (representing the Lomshiyo Tribal Authority) for the use of the land for the explosive magazine as this was situated on land owned by the Lomshiyo Trust.

After numerous meetings and site visits, the Company was informed by the Department of Land Affairs that they had no objection to the Company using the ground and that the Lomshiyo Tribal Authority had also agreed to the use of the land for both the dumps, offices, etc. and for the explosive magazine.

The existing Mining License at Lily (No. 15/2003) was granted on the May 26, 2003. It is valid for 7 years (i.e. until May 25, 2010) or if the mine ceases production and terminates operations prior to this date. This license was granted in accordance with Section 9 of the Minerals Act 50 of 1991.

In terms of the new legislation this license is termed an "old order right" as it was granted in terms of previous legislation. The MRPD Act requires that all old order rights be converted to "new order rights" within the 5 year period from May 2004. A prerequisite for such conversion is a 15% ownership by BEE participants by 2009 and 26% ownership by 2014.

While the existing mining license has been granted for the open pit operations until 2009 the Environmental Management Programme (EMP) has been amended for the new underground mine. This amendment included the submission of a social and labor plan.. Independent consultants, Earth Science Solutions (“ESS”) has been engaged to amend the company's Environmental Management Programme Report (the “EMPR”) and has applied for the necessary conversion. This amended EMPR was submitted to the local mining authorities on August 28, 2006. The total cost of compiling and submission of this report was R268,000 (approximately $38,000 at the then exchange rate of 7 Rands to 1 US Dollar).

The South African MRPD Act No. 28, 2002 Chapter 4 Section 9 provides that every party who has applied for a mining right must conduct an environmental impact assessment and submit an Environmental Management Programme within 180 days of the date on which the party is notified by the Regional Manager to do so. This EMP must address the following items:

1.	The establishment of baseline information concerning the affected environment to determine protection, remedial measures and environmental management objectives;

2.	An investigation, assessment and evaluation of the impact of its proposed prospecting or mining operations on:

a.	the environment;
b.	the socio-economic conditions of any person who might be directly affected by the prospecting or mining operation; and
c.

any national estate referred to in section 3(2) of the National Heritage Resources Act, 1999 (Act No.25 of 1999), with the exception of the national estate contemplated in section 3(2)(i)(vi) and (vii) of that Act.

3.

The development of an environmental awareness plan describing the manner in which the applicant intends to inform its employees of any environmental risks which may result from their work and the manner in which the risks must be dealt with in order to avoid pollution or the degradation of the environment; and

4.	A description of the manner in which it intends to:

a.	modify, remedy, control or stop any action, activity or process which causes pollution or environmental degradation;
b.	contain or remedy the cause of pollution or degradation and migration of pollutants; and
c.	comply with any prescribed waste standard or management standards or practices.

Sheba Hills Area

This area is owned by the Company’s subsidiary, Eastern Goldfields Exploration (“EGE”), and contains a large prospective block of ground located to the west of the Lily mine. This property has no known mineral deposits but covers three major geological structures including the Lily fault, the Bonanza fault and the Sheba fault. While this area has not been explored in the past 25 years, the combination of its known geological structures and modern exploration techniques makes this area worthy of exploration.

This area of approximately 4,000 hectares (approximately 10,000 acres) is uninhabited bushveld of rolling hills and valleys. Exploration of the area would therefore be uncomplicated and has virtually no effect on other interested or affected parties. The Company has planned an extensive exploration program over the next five years involving geochemical and geophysical exploration techniques to be followed up by on site sampling and drilling. The program will be based on the above mentioned three major geological structures with a view to identifying significant ore bodies.

These Sheba Hills Area mineral claims are located in the north central Barberton Mountain Lands, Mpumalanga an approximate 45 minutes drive from the city of Nelspruit. These claims consist of 36 blocks containing 6,901 base and precious metal claims. These claims are referred to as the Sheba Hills Claims Group and encompass an area between the currently operational Sheba and Lily gold mines. These claims are contiguous to claims owned by the Centurion subsidiary of the Company.

The nature of ownership of these claims as earlier described do not constitute ownership of the land but are just considered “mineral rights” or “mineral claims”. These “mineral rights” or “mineral claims” permit the extraction and processing of the ore bodies contained in the areas subject to the claims. The actual legal ownership of the land resides with the Republic of South Africa.

Centurion Area

These properties are owned by the Company’s subsidiary, Centurion Mining Company (Centurion) and are located immediately west of the Sheba Hills area. The Centurion properties are sandwiched between the Sheba Hills and the renowned Sheba Mine which contains one of the highest grade ore bodies in the world.

The Centurion properties include the dormant Bonanza mine, a medium grade mine with 100,000 ounces of historical production. This mine which is adjacent to the neighboring Sheba mine owned by the Metorex subsidiary, Barberton Mines Limited, will be tested for depth extensions of the ore body. While it is known that almost all gold deposits in the Barberton Goldfields continue at depth, the Bonanza mine has never been tested and it is anticipated that an extension at depth of this ore body exists. Accordingly, the possibility exists to prove up a significant ore body which, if viable, can be processed at the Centurion mine site where the basic infrastructure currently exists. In this event, however, a new metallurgical processing plant would be required have to be constructed.

Further mineralization may exist on the Sheba fault where an intensive exploration program is planned by the Company as this structure contains numerous deposits to the west of the Centurion property. In this same area, there are two other major producers; the Sheba Mine and the Fairview Mine. Exploration is also planned on the Golden Value block of properties sandwiched between the Sheba Mine and the Consort Mine. Again this area consisting of approximately 200 hectares (approximately 500 acres) has not been subjected to modern exploration techniques in the past 25 years.

With respect to a contemplated processing facility for the Centurion Area Claims, no planning or feasibility study has been initiated with regard to the development of a processing facility at this location. Accordingly, the Company at this time has no identifiable costs or projections with this contemplated processing facility. The Company, however, has a planned exploration program for this area which is described in more detail elsewhere in this registration statement.

Worcester Mine Area

The Worcester Mine is presently a dormant mine owned by the Company’s subsidiary, Eastern Goldfields Limited (EGL) and is located in the center of a large block of properties on the Jamestown schist belt in the Barberton Goldfields. This is the western most property and is surrounded by numerous visible surface gold mineralization or small deposits in the area.

The Worcester Mine is a substantial ore body with approximately 200,000 ounces of historical production. This ore body is approximately 300 meters in length and has been mined to a depth of approximately 200 meters. Previous drilling indicates the depth extension of the ore body. However, further drilling is planned to fully delineate and evaluate the ore body at depth. Current indications are that at least 200,000 ounces of mineralization may be located below the old workings. The area surrounding the Worcester Mine is also mineralized and certain of the larger target areas will be identified for further exploration. This will involve geochemical and geophysical techniques followed up by sampling and possible drilling. The application for the conversion of the “old mining rights” for this property to the “new mining rights” has been submitted and is presently being processed.

The Worcester Gold Mine claim is located 19 kilometers north of the town of Barberton, adjacent to the main paved road to the city of Nelspruit. It is also situated south of the Noordkaap River. There are power lines to both the mine site and the plant. Perennial water is available from the Noordkaap River. The rainfall in a normal year is about 800 to 900 millimeters. At the mine site, there are well maintained office buildings, a crusher set-up that requires maintenance, an Atlas Copco compressor and security personnel. The processing plant has a 6,000 ton per month capacity and is located approximately 400 meters north of the crushing area.

It is presently anticipated that it will cost approximately $280,000 to conduct a drilling program to ascertain the economic prospects of this mine. It is further anticipated that this drilling program is anticipated to be completed by the end of 2006 and the attendant mine plan and feasibility study to be completed in the first half of 2007.

With respect to the utilization of the existing facilities at this mine and a contemplated expansion of the production capabilities of this facility, until we have completed the mine plan and feasibility study, the Company cannot ascertain the costs of this undertaking.

Other Company Properties

The Company’s subsidiary, EGL, also owns a narrow block of properties to the south west of the Sheba Mine that are largely inaccessible by road and appear to have limited geological potential. This block of properties of approximately 1,800 hectares (approximately 4,500 acres) will only be subjected, if at all, to a low cost exploration program prior to initiating any follow up work. These properties are also the subject of a license application for conversion to “new mining rights”.

Employees

The Company's employees are broadly split into two main categories: staff and labor. Staff comprises the more qualified personnel in terms of experience and training and consists of supervisors, team leaders and heads of department. Labor comprises the semi-skilled and unskilled personnel. There is no union representation in the Company. One of the main factors for this is that historically there has been a good working relationship with the personnel evidenced by the fact that many of the employees, both staff and labor, have been employed by the Company for a number of years. A large proportion of the personnel have been employed by the company for 10 years and more.

Item 3.	Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is presently listed for trading with a trading symbol “EGDD” on the “Pink Sheets,” market, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in the Company’s common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from the Pink Sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2005 and 2006 are set forth in the table below:

Price Range
High($)	Low($)

Quarter ended 12/31/04	(1)	N/A	N/A
Quarter ended 3/31/05	(2)	N/A	N/A
Quarter ended 6/30/05	(2)	N/A	N/A
Quarter ended 9/30/05	(2)	N/A	N/A
Quarter ended 12/31/05	N/A	N/A
Quarter ended 3/31/06	$5.65	$3.25
Quarter ended 6/30/06	$6.50	$6.50
Quarter ended 9/30/06	$5.25	$5.25
Quarter ended 12/31/06	$6.40	$6.40

(1)	Quotation information is not applicable prior to December 30, 2004, in that the Company was only listed on the Pink Sheets for trading on December 30, 2004.

(2)	Prior to October 25, 2005, the Company was known as Fairbanks Financial Services, Inc. and there was no “bid” or “ask” price established by any market maker.

Currently, there are seven broker-dealers making a market in the Company’s common stock. On March 30, 2006, the closing bid and ask prices of our common stock as published on the Pink Sheets were $5.80 and $6.05 per share, respectively.

Holders

As of March 30, 2006, there were approximately 78 holders of record of the Company’s Common Stock.

Dividends

The Company has not paid any cash dividend to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under the Nevada Statutes. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales

The Company had the following stock issuances as described below. All such shares were sold by the officers and directors of the Company and no underwriters were utilized.

1.	On September 30, 2005, 630,000 shares of restricted common stock at $4.365 per share were issued for cash for a total offering of $2,750,000 less issue costs of $631,710 totaling $2,118,290.

2.

On October 10, 2005, the Company issued 2,736,247 shares of restricted common stock to the Class A Preference shareholders of the Company’s South African subsidiary corporation, Eastern Goldfields S.A. (Pty) Ltd. (“EGSA”) via a share exchange for 2,736,247 Class A Preference shares of EGSA.

3.	On October 10, 2006, 400,000 shares of restricted common stock at $5.00 per share were issued for cash for a total offering of $2,000,000 less offering costs of $160,000 totaling $1,840,000.

Exemption from Registration

With respect to the issuance of 630,000 common shares listed at 5.1 above of this Item 5 and the issuance of 400,000 common shares listed at 5.3 above of this Item 5, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the “Act”) and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the “Nevada Statutes”).

With respect to the issuance of the 2,736,247 common shares listed at 5.2 above of this Item 5, such issuance was also made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

Basis for Reliance Upon Exemption from Registration

The Company has relied upon the private placement exemption from registration provided by Section 4(2) of the Securities Act 1933 as amended (the “Act”). These shares were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering. This offering exemption is available to any issuer but prohibits general solicitation or advertising. Prospective purchasers must have access to information about the issuer. The Company utilized this Section 4(2) exemption by providing prospective purchasers with sufficient information about the Company and required that all such purchasers be financially sophisticated; have a certain net worth and have the ability to bear the risk of loss of their respective investments.

In each instance, each of the share purchasers had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, each purchaser signed a Share Purchase Agreement, with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

1.	That they had the ability to bear the economic risks of investing in the shares of the Company.

2.	That they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment.

3.	That they had a certain net worth sufficient to meet the suitability standards of the Company.

4.

That the Company has made available to them, his counsel and his advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial statements, books and records relative to the Company and an investment in the shares of the Company.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The Main Pit opencast operation which commenced in 2000 was completed as predicted in September 2006. Production from the additional discovery of the eastern pit extension commenced immediately thereafter to give the Company a further nine months to mid 2007 of active, planned, surface open pit operations. Therefore, production for the quarter October 2006 through December 2006 has been entirely from the East Pit.

The following table summarizes the tons milled, gold produced and operating profit (loss) for the life of the open pit operations to date.

Period		Ore Milled	Au Produced		Average Grade Produced		Operating Profit/(loss)
Year	mths	t	kg	oz	g/t	oz/t	US$
2000/01	9	120,000	240	7,700	1.99	0.062	338,087
2001/02	12	154,000	309	9,900	2.00	0.063	647,117
2002/03	12	153,000	343	11,000	2.36	0.074	1,049,173
2003/04	12	131,000	241	7,700	1.84	0.057	(541,559)
2004	9	116,000	230	7,400	1.98	0.062	(743,916)
2005	12	168,000	398	12,800	2.37	0.074	420,522
2006	12	166,200	377	12,100	2.27	0.071	2,276,493
TOTAL		1,008,228	2,138	68,600	2.14	0.066	3,445,917
Contribution
Quarter 4, 2006	3	32,300	58.66	1,886	1.81	0.057	68,142
(1)	Prior to March 31, 2004, 12 month accounting periods were from April 1 to March 31
(2)	2005 represents the first year of change to the accounting period or fiscal year based on a calendar year.

Potentially 13,000 oz remain in the East Pit for extraction in the first half of 2007. Thereafter the Company will require, as reported in previous reports, working capital financing to meet the requirements of its future short term business plan.

The Company’s plan of operations is to commence in the second quarter of 2007 with proposed underground operations and continue extraction of sulphide ore from the upper levels of the proven underground reserves from the middle of 2007 onwards. These reserves above 2 Level will be sufficient for two years of continuous production at 8,000–10,000 tons per month. This area of the mine is easily accessible from a 2 level adit (550 meters amsl) from the Main Pit entering into and under a large conical hill. Thereafter, further mining will require access to deeper portions of the resources either via a decline or vertical shaft.

An extensive exploration drilling program (Phase 3) was initiated during October 2006. The aim of the exercise was to infill drill current intersections to investigate and quantify the underground Lily orebody to more clearly define and upgrade the ore resources and reserves therein. The drilling was spread over 1000 meters of strike length.

A total of 21 diamond drill holes involving more than 5,950 meters of drilling were completed. Within this program, four holes (LD 34, 36, 38, 42) were positioned to intersect as deep as 200 meters amsl (16 Level). LD 43, 44, 45 and 46 were positioned to extend the eastern extension (East Pit) down 200 meters below pit bottom. One hole LD 47 was sited to investigate further underground extensions to the west. Further drilling will be planned to continue with this exercise.

Phase 4 (±5,000 meters) diamond core drilling to further extend the underground resources not only in depth but also east and west is planned for the second and third quarters of 2007. This will increase the investigated strike length to approximately 2000 meters which constitutes almost the full mining title extent held presently by the Company.

There can be no assurance that the Company will be successful in implementing its plans or the plan of operations described in this Form 10-KSB. The Company faces many risks and uncertainties and has only a limited history of operations. See Item 1A., “Factors That May Affect Future Results.”

The table below summarizes the holes drilled and intersections achieved.

Exploration Diamond Drilling Results – Phase 3

Hole ID	Total Depth	Intersection			Intersection Above Mean Sea Level
		Depth To	True width	Grade
	m	M	cm	g/t	Adit = 550m
LD 29	302	249	380	4.39	430m
LD 30	266	208	160	1.78	460m

LD 31 LD 31D	329 22	310	260 260	3.04 2.16	300m
LD 32 LD 32D	308 33	242	270 680	2.23 3.29	330m
LD 33 LD 33D	238 15	214	660 660	6.71 6.87	370m
LD 34 LD 34D	371 26	363	560 720	3.61 2.66	200m
LD 35 LD 35D	254 14	247	340 260	4.90 2.80	390m
LD 36 LD 36D	443 16	401	530 300	4.44 4.82	200m
LD 37 LD 37D	239 16	228	145 95	1.94 4.21	360m
LD 38 LD 38D	374 10	336	180 180	6.24 3.70	200m
LD 39	323	291	60	3.04	260m
LD 40	233	172	800	2.45	380m
LD 41 LD 41D	281 28	247	170 180	2.21 2.50	300m
LD 42 LD 42D	340 15	296	220 230	2.91 1.84	200m
LD 43	230	194	430	6.40	360m
LD 44 LD 44D	221 17	184	170 160	0.94 4.76	300m
LD 45 LD 45D	160 19	139	110 360	2.68 2.58	430m
LD 46 LD 46D	128 20	115	360 520	1.60 2.19	430m

Exploration on Other Company Properties

In the fourth quarter of 2006 the Company embarked, as planned, on an extensive exploration program over all the claim areas within the Company’s portfolio. A preliminary Phase 1 desk top investigation identified and divided preferred targets into four main geographic and structural domains over which existing information was available.

Phase 2 commenced in September and included the following activities:

•

Regional Programs : Detailed soil geochemical sampling, ground magnetic surveys and surface geological (lithologies and structure) were completed over nine selected target areas within the Jamestown, Bonanza, Lily and Sheba Hills regions (see table below). Final results of these programs will be discussed in the next quarter as all results from the geochemical sampling and ground magnetic surveys have not been fully collated.

The following table summarizes the target areas and scope of exploration completed in the Phase 2 exploration program to date.

Exploration Targets and Geochemical Grid Areas – Phase 2

Geographical Domain	Company	Target Location	Grid Size (m)		No Samples
			Strike	Width
Jamestown	EGL	Worcester North	500	500	141
		Worcester South	1,000	500	302
		Bonnie Dundee	1,500	400	351
Bonanza	Centurion	Bonanza East	3,000	500	754
Lily	MIMCO	Lily East	1,000	300	265
		Lily West	1,000	300	280

Sheba Hills	EGE	Crystal Stream North	3,500	600	895
		Crystal Stream South	3,500	600	884
		Royal Sheba East	2,000	500	403
Total			17,000		4,275

Line spacing within grid areas = 100m. Sample spacing on individual lines = 20m

Phase 3 exploration planned for 2007/2008 is expected to cover a further 25,000 meters of target strike within the four geographical domains indicated above.

•	Diamond Drilling Programs: Two areas of known mineralization have been drilled during this period.

▪	Lily Mine – Discussed in detail above.
▪

Worcester Mine – A total of 9 holes (3 040m) were planned to intersect the westerly dipping orebody. Each hole will include a non directional wedge to achieve an additional intersection for sampling and analysis. This project is still in progress. Results will be discussed in next quarter report.

Requirement for Additional Capital

The Capital requirements of the company can be grouped into three areas:

•	Development of the Lily underground mine and new processing plant
•	Exploration of the company’s minerals rights including extensions to Lily and the Worcester project area
•	Partial financing of acquisitions.

The development of the underground mine at Lily is of primary importance and the capital expenditure estimate for this project is US$12 Million. This will allow for the development of the underground workings and the mine infrastructure as well as the construction of a new processing plant at the Lily Mine site.

Ongoing exploration is expected to continue at the Worcester Mine and the other target locations within the company’s mineral rights. In most cases encouraging results have been obtained so far and a further amount of US$3.5 Million is required for exploration purposes over the next 18 months.

The company intends to make at least one acquisition in 2007 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation. An amount of US$3.5 Million has been estimated for this purpose.

Accordingly the Company seeks to raise additional capital in the third quarter of 2007 in which the Company will seek an additional $20 million in new capital. There can be no assurance that the Company will be successful in raising any such additional new capital or, if it is successful, that the additional new capital can be raised on terms that are reasonable in light of the Company’s current circumstances. The use of funds, as currently estimated, is summarized below:

Lily underground mine	US$12.0 m
Exploration	US$ 3.5 m
Acquisition	US$ 3.5 m
Other	US$ 1.0 m
Total	US$20.0 m

The abovementioned capital raising is planned to take place approximately 6 months from now. In the interim the company requires bridging finance in order to maintain its drilling programs and funds are also required for a temporary tailings disposal facility because the current slimes dam will have reached capacity by August 2007. The new temporary facility is required to maintain operations until the new plant and slimes dam have been built at Lily Mine.

Accordingly, a private placement of shares is planned in May 2007 for the raising of US$3 million for the abovementioned purposes. This interim funding is necessary to implement the company’s plans prior to the main fund raising in the third quarter of 2007. There can be no assurance that these efforts to raise additional new capital will be successful.

Results of Operations for the 12 Months ended December 31, 2006 and 2005

A summary of the Company’s operations, which arise only from work at its Lily Mine, for the 12 month period ended December 31, 2006 compared with the same period for 2005 are given below.

Comparative 12 Months - 2006 vs 2005 Operational Results

	2006	2005
Ore Tons Milled	166,228	167,706
Yield – gram per ton	2.27	2.37
Gold Produced – oz	12,126	12,781
Gold Price - $/oz	$606	$449

Total Income*	$7,420	$5,853
Cost of Production*	$5,362	($5,933)
Operating Income/(Loss)*	$2,058	($80)
Operating Expense, net*	($2,549)	($1,577)
Net Income (Loss)*	($491)	($1,656)

* Expressed in Thousands

Comparative Results for the 12 Months ended December 2006 and 2005

Revenues: For the 2006 year covering twelve months of commercial production from January 1, 2006 to December 31, 2006, the Company produced 12,126 ounces of gold versus 12,781 ounces of gold for 2005, a decrease in production of 5%. Conversely, the Company recorded revenues of approximately $7,420,000 from the sale of gold versus revenues of approximately $5,853,000 for 2005, which amounted to an increase of approximately 27%. The factors affecting these fluctuations in production and revenue were as follows:

•

For the majority of the year the Company has maintained production at a high level with the metallurgical process plant being operated at near full capacity. With the Lily open pit nearing the end of its life, the last of the high grade ore was mined from the Lily open pit during the September 2006 quarter. As anticipated, the high grade ore was insufficient to continue treating 15,000 tons per month and had to be supplemented with low grade ore. The effect of treating lower grade ore resulted in a significant reduction in yield and consequently resulted in lower production in the final quarter.

•

During the final quarter of 2006, the Lily east open pit commenced providing the Company with an estimated nine months of additional open pit production. Production from the Lily east open pit was initially hampered by the removal of the excessive overburden amounting to approximately 305,000 tons.

•	Production was further hampered in the final quarter of 2006 by a major breakdown in the milling section of the metallurgical processing plant.

•

Despite the lower production for 2006, revenues were positively affected by an increase in the US Dollar gold price which averaged $606 per oz of gold versus $449 per oz of gold for 2005, an increase of approximately 35%.

Production: Cost of production decreased from approximately $5,933,000 in 2005 to approximately $5,362,000 in 2006, a decrease of 9.6%. This decrease is largely due to a reduction in the amount of waste tons being mined. As the Lily open pit neared the end of its life, the strip ratio of waste tons to ore tons, reduced considerably. Waste tons mined for the December 2005 year was 1,095,779 tons at a strip ratio of 6.5:1. Comparatively, the waste tons mined for the December 2006 year was 417,102 tons at a strip ratio of 2.5:1. As a result, the Company’s cost of production in 2006 was approximately $425 per oz of gold produced. In 2005, however, the Company’s cost of production was $465 per oz of gold produced.

Impact of Exchange Rate Differences for years ended December 31, 2006 and December 31, 2005: Changes in exchange rates have a significant impact on the comparability of our results for the years ended December 31, 2006 versus 2005. The average rates of exchange for the years ended December 31, 2006 and December 31, 2005 were SAR 6.6969 to $1 and SAR 5.9983 to $1, respectively – approximately 11.6% weakening of the South African Rand against the US Dollar. Had this exchange rate remained the same in 2006 as that of 2005, the results of our operations arising from South African Rand transactions would have been approximately $160,000 higher.

Changes in exchange rates had a significant impact on the comparability of our balance sheets for December 31, 2006 versus 2005. The rates of exchange as at December 31, 2006 and December 31, 2005 were SAR 7.0487 to $1 and SAR 6.3450 to $1, respectively – approximately 11.1% weakening of the South African Rand against the US Dollar. Had this exchange rate remained the same in 2006 as that of 2005, our total South African Rand based assets would have been approximately $1,350,000 higher. This variation in the main relates to our property, plant and mine development costs.

Operating Expenses: The Company’s operating expenses increased by approximately $1,020,000 to $2,527,000 mainly due to the costs of compliance of the corporation in 2006 due to the listing requirements and the costs involved in the corporation’s application to a higher listing on the OTC Bulletin Board. Also, an expense of $219,000 was recorded in 2006 for minority interest (2005 - $Nil).

Restructuring: At the end of September 2005, a major restructuring of the organization of the Company took place. As a consequence of this restructuring, the following major changes were implemented:

•	$2,750,000 was raised by means of private placement offering to meet the Company’s required drilling costs and loan repayments.
•

$3,900,000 of the approximately $4,400,000 due to a shareholder at December 31, 2004 was converted into capital stock and the remaining balance of $500,000 was paid together with accrued interest thereon of $40,000.

•

In order to satisfy the current South African mining legislation promulgated under the “Mineral and Petroleum Resources Development Act 2004 (“MPRDA”), the Company subsidiary EGL, sold 26% of its ordinary stock to Lomshiyo Investments (Pty) Ltd (“Lomshiyo”) for a consideration of $1,556,775. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged persons.

•	$2,000,000 was raised by means of private placement offering to meet the Company’s additional drilling and exploration programs and corporate compliance requirements.

Prospects for the Future: The primary focus of the company, to the extent that the Company is able, is to develop the underground mine at Lily. Development of the initial underground section is planned to commence in the second quarter of 2007 and first production is expected in the third quarter. This underground tonnage will be treated at the current Makonjwaan mill for the next two years. The new processing plant will be built at Lily during 2008 and will be brought into production in 2009. It is anticipated that the underground mine will produce 30,000 oz/annum.

Exploration will be centered on the Worcester project area and other target locations, where drilling programs will be completed. The outcome of these drilling programs is expected to result in the delineation of a new orebody which can be developed for mining during 2008. The group’s strategy is to produce an additional 20,000 oz/annum from a second operation.

Apart from the planned internal growth, the company intends to make strategic acquisitions in the next few years with the objective of boosting production to 100,000 oz/annum. In this regard various opportunities are continually being investigated.

Item 7. Financial Statements

See pages beginning with page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act

The directors and executive officers currently serving EGI are as follows:

Name	Age	Positions Held and Tenure

Michael McChesney	56	Director, President and Chief Executive Officer since October 2005
Tamer Muftizade	54	Director and Chief Financial Officer since October 2005
Dr. William Morton Stear	60	Director and Chief Technical Officer since October 2005
Maurice Emery	53	Director since January 2006
George Kanaan	60	Director since February 2007
Robert McDermott	62	Director from October 2005 to February 2007
Derrick Short	40	Secretary since October 2005

The Directors named above will serve until the next annual meeting of stockholders, or until their successors have been elected. Officers serve at the pleasure of the Board of Directors unless such officers have specific employment agreements which provide for a definitive employment term. The Company presently has employment agreements with its President, its Chief Financial Officer, its Chief Technical Officer and its Secretary each of which are for a period of three years commencing January 1, 2006.

Each of the foregoing persons may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act 1933. Additionally, one of the minority shareholders of the Company, Zenith Premier Limited, is also deemed to be a “promoter” of the Company.

Biographical Information

Michael McChesney, age 56, has been the Chief Executive Officer and a Director of the Company from October 2005 to the present.  Mr. McChesney was educated in Johannesburg, South Africa where he graduated with a Bachelor of Science degree in Civil Engineering from the University of the Witwatersrand in 1973 and a Bachelor of Science in Mining Engineering from the University of the Witwatersrand in 1975. Mr. McChesney is a registered Professional Engineer with the Engineering Council of South Africa and is a member of the South African Institute of Mining and Metallurgy. He has over 30 years of experience in engineering, mine management and corporate management of various South African mining companies. Mr. McChesney has held various senior positions in mining companies in South Africa including the position as Chief Executive Officer of several mining companies. His responsibilities have included mineral exploration, feasibility studies, engineering design, project management, operations and general management. Recently Mr. McChesney has been involved in establishing and developing a number of gold mining companies in Southern Africa. With respect to the previous five years, Mr. McChesney has held the following positions:

2006 - Present:	Eastern Goldfields, Inc.
Date of Employment: January 1, 2006
Job Title: Chief Executive Officer and Director

1995 - Present:	Cheston Minerals (Pty) Ltd
Date of Employment: March 1, 1995
Job Title: Managing Director

Tamer Muftizade, age 54, has been the Chief Financial Officer and a Director of the Company from September 2005 to the present. Mr. Muftizade was educated in London, England and received a Bachelor of Arts in Accountancy with Honors from the City of London Polytechnic, School of Business Studies in 1974. Mr. Muftizade is a Chartered Accountant and a Fellow of the Institute of Chartered Accountants in England and Wales with 30 years of experience in international accounting and auditing in both public practice and private industry. Mr.

Muftizade has held a variety of senior positions for clients and employers in both Europe and the Middle East. He has served as an Audit Manager, an Audit Leader, as Chief Internal Auditor and Chief Financial Officer for various public clients and private employers. Mr. Muftizade has worked for various oil and gas companies and precious metal resource companies. Most recently, Mr. Muftizade served as a management and financial consultant to a U.S. corporation, Cresset Precious Metals, Inc., which conducted gold mining operations in Egypt. Mr. Muftizade presently serves as a director of Zenith Premier Ltd. which also is a shareholder of the Company. With respect to the previous five years, Mr. Muftizade has held the following positions:

2006 - Present:	Eastern Goldfields, Inc.
Date of Employment: January 1, 2006
Job Title: Chief Financial Officer and Director

2000 - Present:	Zenith Premier Limited
Date of Employment: April 26, 2000
Job Title: Management Consultant
Job Title: Chief Financial Officer and Director from May 2005

2004 – 2005	Crystalix Group International, Inc.
Date of Employment: July, 2004

Job Title: Chief Financial Officer of European subsidiary and Director of the US corporation. This corporation is a reporting company listed on the NASD OTC Bulletin Board and is involved in sub-surface laser engraving inside crystal glass for the retail, corporate and photographic markets.

Dr. William Stear, age 60, has been the Chief Technical Officer and a Director of the Company from October 2005 to the present. Dr. Stear is a graduate of various universities in South Africa, namely the University of Stellenbosch, the University of the Witwatersrand and the Nelson Mandela Metropolitan University. His post-graduate qualifications include a Doctorate (PhD) in Sedimentary Geology in 1980, a Master of Science degree, cum laude, in Economic Geology in 1976, a Master of Science degree in Mining Engineering in 1986 and a Master of Philosophy degree, cum laude, in Ancient Cultures in 2006. Dr. Stear is a registered Natural Scientist with the South African Council for Natural Scientific Professions, a Fellow of the Australasian Institute of Mining and Metallurgy, a Fellow of the South African Institute of Mining and Metallurgy and a Fellow of the Geological Society of South Africa. He is an internationally acknowledged “Competent Person” which is the professional designation as an “Expert” in his particular professional discipline. Dr. Stear has more than 35 years of experience in mineral exploration, mining geology and mineral economics, most of which has been in a management and advisory capacity. Dr. Stear's professional career has included the analysis and planning of gold mining projects. He has held various senior positions in major mining companies in South Africa, including Exploration Manager and Consulting Mining Geologist. He also has served on the board of directors of various resource companies. He has founded and for almost two decades, managed a mineral industry consultancy company which specializes in independent technical and economic evaluations of mining companies and mineral projects. As an independent consultant he has further developed related expertise in merchant banking and resource investment. With respect to the previous five years, Dr. Stear has held the following positions:

2006 - Present:	Eastern Goldfields, Inc.
Date of Employment: January 1, 2006
Job Title: Chief Technical Officer and Director

2005 - 2006:	Willo & Associates cc.
Date of Employment: March 1, 2005
Job Title: Member (Mining Consultant)

1997 - 2005:	Venmyn Rand (Pty) Limited
Date of Employment: September 1, 1997
Job Title: Executive Director of Mining

1996 - 1997:	Rand Merchant Bank Resources (A division of Rand Merchant Bank Ltd.)
Date of Employment: April 1, 1996
Job Title: Deputy Chairman of RMB Resources

1988 - 1996:	Venmyn Rand (Pty) Limited
Date of Employment: September 1, 1988
Job Title: Managing Director – Mining

Maurice Emery, age 53, has been a director of the Company from January 2006 to present. Mr. Emery is a Swiss Certified Public Accountant. During his earlier working career in Switzerland, Mr. Emery worked for Union Suisse Assurances, a Swiss insurance company. He also worked as an accountant for the Basle Cantonal Hospital and for a private real estate management company. Since 1986 to present Mr. Emery has served as the Managing Director of Kestrel S.A., a Swiss company which provides international trust, company and investment advisory services to a wide variety of international clients who include various mining companies. These mining company clients have permitted Mr. Emery to develop specialized experience and expertise in the mining industry. Mr. Emery has at various times served on the Board of Directors of several public mining companies which are listed on the Johannesburg and London Stock Exchanges. With respect to the previous five years, Mr. Emery has held the following positions:

2006 - Present:	Eastern Goldfields, Inc.
Date of Employment: January, 2006
Job Title: Director

1986 – Present	Kestrel S.A.
Date of Employment: April 28, 1988
Job Title: Director

George Kanaan, age 60, has been a director of the Company from February 2007 to present. Mr. Kanaan holds a MSc (Civil Engineering) degree from the Carnegie-Mellon University, Pennsylvania and a MBA degree from the University of Bridgeport, Connecticut. He was Candidate for the degree of Doctor in Business Administration at the Harvard University Graduate School of Business Administration and he is a Registered Professional Engineer in the states of New York and Connecticut. Mr. Kanaan started his career with Citibank and was appointed as General Manager heading the London branch of Citibank NA/Saudi American Bank from inception. Mr. Kanaan also headed, as its CEO, the Private Asset Management Company of one of the most prominent members of the Saudi royal family. With respect to the previous five years, Mr. Kanaan has held the following positions:

2007 - Present: Eastern Goldfields, Inc.
Date of Employment: February 17, 2007
Job Title: Director

1997 - Present:	Resource Consolidated Limited
Date of Employment: May 1, 1997
Job Title: President. This corporation is a management consulting company

Robert McDermott, age 62, served as a director of the Company from October 2005 to February 2007 when he resigned for personal reasons.

Derrick Short, age 40, has been the Secretary of the Company from October 2005 to the present. Mr. Short was educated in Pretoria, South Africa where he graduated with a Bachelor of Accounting Science degree from the University of South Africa in 1992. Mr. Short was initially trained as an auditor after completing his compulsory work experience with a major accounting firm before moving into the mining industry. He has over 15 years experience in the mining industry and has held various positions including financial, administrative, budgetary control and general management positions. Most recently Mr. Short has served as the Finance Director for the Company’s South African subsidiaries. With respect to the previous five years, Mr. Short has held the following positions:

2006 - Present:	Eastern Goldfields Inc.
Date of Employment: January 1, 2006
Job Title: Corporate Secretary

1999 – 2005:	Cheston Minerals (Pty) Ltd

Date of Employment: February 15, 1999
Job Title: Financial Manager

The Company has established various committees which presently include an Audit Committee, a Remuneration Committee and an Ethics Committee. This Audit Committee has two members who the Company has determined are financial experts, namely, Messrs. George Kanaan and Maurice Emery. Both of these parties are considered “independent”, as the term used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act 1934. The Company plans to form such other committees as may be required by federal securities laws and the newly adopted rules of various stock markets and exchanges.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Item 10.	Executive Compensation

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2006 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

(1)

The above listed officers joined the Company in October 2005. None of these officers received any compensation directly from the Company for fiscal 2005. No compensation was paid to the previous officers of the Company for the 2003 and 2004 fiscal years.

(2)

At the time of the acquisition of the Company’s South African subsidiary, Eastern Goldfields Limited (“EGL”), EGL had an existing management consulting agreement with a third party entity, Cheston Minerals (Pty) Limited (“CML”). CML in turn employed Messrs. McChesney and Short who provided management services to EGL. The Company elected to continue with this contractual arrangement for the remainder of the fiscal year 2005. Accordingly, Mr. McChesney received a total of $36,000 for the remaining three months of fiscal year 2005. Mr. Short received a total of $27,000 for the same period.

(3)	All of the above listed officers entered into three-year employment contracts with the Company effective as of January 1, 2006.

 Compensation Discussion and Analysis

The Company’s current officers and directors joined the Company in October 2005 but the Company did not pay and these officers did not accrue any cash compensation for their services during the year ending December 31, 2005. In place of any cash compensation, the Company granted stock options to its officers as follows: (1) options to purchase 150,000 shares of the Company’s common stock to Michael McChesney, the Company’s President and Chief Executive Officer; (2) options to purchase 100,000 shares to Tamer Muftizade, the Company’s Chief Financial Officer; (3) options to purchase 100,000 shares to Dr. William Stear, the Company’s Chief Technical Officer; and (4) options to purchase 80,000 shares to Derrick Short, the Company’s Secretary. At the time of the grant of these stock options, the Company’s Board of Directors sought to provide a sufficient incentive arrangement for each member of the Company’s management while also conserving the Company’s available cash resources.

Further and during the year ending December 31, 2006, the Company’s Board of Directors approved annual compensation to the Company’s officers as follows: (A) $163,800 as cash compensation to Michael McChesney, the Company’s President and Chief Executive Officer; (B) $129,000 as cash compensation to Tamer Muftizade, the Company’s Chief Financial Officer; (C) $102,000 as cash compensation and options to purchase 50,000 shares to Dr. William Stear, the Company’s Chief Technical Officer; and (D) $114,000 as cash compensation to Derrick Short, the Company’s Secretary. All of the compensation paid to the Company’s officers during 2006 was paid pursuant to the terms of the three year employment agreements that the Company entered into with each of them.

Compensation of Non-Executive Directors

Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Stock Option Plan

In October 2005, the Company’s Board adopted the 2005 Stock Grant and Option Plan (the “Plan”) in order to provide incentives to Directors, employees and others rendering services to the Company. During the fiscal years ended December 31, 2006 and December 31, 2005, no stock options were exercised under this Plan. This Plan authorizes the granting of up to 850,000 stock options to Officers, Directors, employees and consultants.  As of December 31, 2006, 850,000 options have been granted to twelve individuals at an exercise price of $1.50 per share, with options vesting incrementally through October 28, 2008. The first exercisable date for these options, and, amounting to 33 1/3% of the amount of grant, is October 28, 2006.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of December 15, 2006:

(1)

“Beneficial Owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	Percentages are based on 8,856,247 common shares issued and outstanding as of March 30, 2007.

(3)

Mr. McChesney is a trustee of the Chesnut Trust and sole shareholder of Cheston Minerals (Pty) Limited which collectively own 2,332,592 Class A Preference Shares of EGI’s South African subsidiary corporation, EGSA. Subject to a yet to be executed offer and acceptance documents, these entities may collectively be entitled to the economic benefits associated with a maximum total of 2,332,592 EGI common shares.

(4)

Dr. Stear is the trustee of the Willo Stear Family Trust which owns 103,763 Class A Preference Shares of EGI’s South African subsidiary corporation, EGSA. Subject to a yet to be executed offer and acceptance documents, this trust may be entitled to the economic benefits associated with a maximum total of 103,763 EGI common shares.

(5)	Mr. Emery is the principal shareholder of Kestrel S.A. which holds a total of 15,000 shares.

(6)

Mr. Short is the trustee of the Zonika Short Trust which owns 132,212 Class A Preference Shares of EGI’s South African subsidiary corporation EGSA. Subject to a yet to be executed offer and acceptance documents, this trust may be entitled to the economic benefits associated with a maximum total of 132,212 EGI common shares.

(7)

This amount represents 538,600 shares held directly by Mr. Ryan. This amount further includes a total of 315,000 shares held by Ryan Capital Management of which Mr. Ryan is the President and principal shareholder. This amount still further includes a total of 246,400 shares held by Rush & Co. a U.S. brokerage firm for the benefit of Mr. Ryan.

(8)

This amount represents 315,000 shares held by Zenith Premier Limited of which Mr. Nadir is the President and principal shareholder. This amount further includes a total of 346,720 shares held by various brokerage firms for the benefit of Mr. Nadir. The Company’s Chief Financial Officer, Mr. Tamer Muftizade, also serves as a director of Zenith Premier Limited. Mr. Muftizade is also a minority shareholder of the same entity.

(9)	Mr. Emery is one of the trustees of the Stirling Trust which is the principal owner of Stirling Nominees Limited.

Item 12.      Certain Relationships and Related Transactions

Services and Support Agreement with Cheston Minerals (Pty) Limited

On January 1, 2006, the Company entered into a Services and Support Agreement (the “Services Agreement”) with Cheston Minerals (Pty) Limited, a South African corporation (“CPL”). The President of the Company is the sole shareholder and President of CPL. CPL had prior to January 1, 2006, a similar agreement with the Company’s subsidiary, Eastern Goldfields Limited (“EGL”). As earlier described above, the Company elected to continue with this agreement for the remaining three months of fiscal 2005.

Beginning January 1, 2006, the Company entered into this new Services Agreement for a one year period wherein for the monthly payment of $10,000 ($15,000 from July 1, 2006), CPL agreed to provide the Company the following premises, furniture, furnishings, equipment and related services, including but not limited to:

1.	The 3,000 sq. ft. premises located at 8 Streak Street, Nelspruit, South Africa, for use as the Company’s administrative and corporate headquarters (the “Premises”).

2.	All of the telephones, fax machines, computers, software, furniture, office equipment and furnishings presently located at the Premises sufficient for the Company to support its business activities.

3.	CPL is also required to pay for all property taxes, property, content and liability insurances for the Premises.

With respect to a conflict of interest regarding this new services agreement, the Board of Directors independent of Mr. McChesney had determined that this new services agreement was necessary, beneficial and reasonable under the circumstances. More specifically, the Company decided that in the interest of maintaining administrative continuity during the ownership transition that a commitment to a one year agreement would be advantageous. Still further, even though absent from this agreement, the Company would be required to obtain administrative offices and the associated business equipment, furniture and furnishings from third party vendors. Still further, the Company determined that the costs of these services and associated equipment rendered per the agreement represent fair market value.

Conflicts of Interest with Other Mining Companies

Mr. McChesney is presently a director of Pan African Mining (Pvt) Limited (“Panaf”), a gold producing company incorporated in Zimbabwe. Panaf is only legally able to sell its gold production to the Reserve Bank of Zimbabwe. EGI, on the other hand, is not permitted to sell gold to Zimbabwe and is limited to the sale of its production exclusively to the Reserve Bank of South Africa. Accordingly, we believe that based on his respective positions and the government imposed restrictions as to the sale of gold, no conflict of interest exists.

Agreement for Consulting Services and Public Relations with Zenith Premier Limited

On January 1, 2006, the Company entered into an Agreement for Consulting Services and Public Relations (the “Consulting Agreement”) with Zenith Premier Limited, an Irish corporation (“ZPL”). ZPL and its President, Birol Nadir, are minority shareholders of the Company. One of ZPL’s directors, Tamer Muftizade, is the Company’s Chief Financial Officer and a Director. Mr. Muftizade is also a minority shareholder of ZPL

Beginning January 1, 2006, and for a period of one year, ZPL agreed to provide the Company with corporate advice and various public relations services. As consideration for these services, the Company has agreed to pay ZPL a monthly fee of $15,000 ($16,500 from July 1, 2006).

Item 13.	Exhibits

REGULATION S-B NUMBER		EXHIBIT
3		Charter and By-Laws
	3.1	Certificate of Amendment of Articles of Incorporation of Fairbanks Financial, Inc. changing name to “Eastern Goldfields, Inc.” (1)

	3.2	Articles of Incorporation of Fairbanks Financial, Inc. (1)
	3.3	By-Laws of Fairbanks Financial, Inc. (1)
10		Material contracts
	10.1	Sale of Shares Agreement Relating to Eastern Goldfields (Proprietary) Limited for the purchase of EGSA by the Company dated September 23, 2005 (1)
	10.2	Sale of Shares Agreement for the purchase of EGL by EGSA dated September 30, 2005 (1)
	10.3	Funding Facilitation Agreement For Share Subscription - Sale of Shares Agreement for 26% of shares of EGL by Lomshiyo Investments (Proprietary) Limited (BEE Group) dated February 3, 2006 (1)
	10.4	Mining License No. 15/2003 granted to MIMCO for the Lily Mine Area dated May 26, 2003 (1)
	10.5	Order Granting For a Prospecting Right on the Farms Covington et al granted to EGE for Sheba Hills Area Claims Group dated February 1, 2006 (1)
	10.6	Order Granting For a Prospecting Right on the Farms Gara and others granted to Centurion for Centurion Bonanza Claims Group dated January 12, 2006 (1)
	10.7	Accepted ESS Lily Mine Underground Extension Project EMPR Conversion and Amendment Proposal dated April 10, 2006 (1)
	10.8	Rand Refinery Limited Confirmation of Depository Status for purchase of gold dated May 25, 2006 (1)
	10.9	EGI Employment Contract with Michael McChesney effective January 1, 2006 (1)
	10.10	EGI Employment Contract with Tamer Muftizade effective January 1, 2006 (1)
	10.11	EGI Employment Contract with Dr. William Stear effective January 1, 2006 (1)
	10.12	EGI Employment Contract with Derrick Short effective January 1, 2006 (1)
	10.13	EGI 2005 Stock Plan (1)
	10.14	EGI Board of Directors Resolution dated October 28, 2005 authorizing and adopting the EGI 2005 Stock Plan (1)
	10.15	Services and Support Agreement with Cheston Minerals (Pty) Limited dated January 1, 2006 (1)
	10.16	Agreement for Consulting Services and Public Relations with Zenith Premier Limited dated January 1, 2006 (1)
	10.17	Order Granting For a Prospecting Right in Respect of Remaining Extent of the Farm Oorsprong 326 JU et al granted to MIMCO dated June 6, 2006 (1)
	10.18	Order Granting For a Prospecting Right in Respect of Various Portions of the Farm Townlands 369 JU et al granted to EGL dated June 6, 2006 (1)
	10.19	Consulting Services Agreement with Behre Dolbear International Ltd dated January 1, 2006 (1)
21		Subsidiaries of the small business issuer
31		Rule 13a-14(a)/15d-14a(a) Certifications
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32		Section 1350 Certifications
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
99		Additional Exhibits
	99.1	Glossary of Technical Terms (1)
	99.2	EGSA Mining Titles Summary (1)
	99.3	Behre Dolbear Consent Letter (1)

(1)	Incorporated by reference to the exhibits to the registrant's current report on Form 10-SB, filed December 18, 2006.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Mendoza Berger & Company, LLP is expected to bill approximately $100,000 for the audit of our 2006 annual financial statements. For the fiscal years ended December 31, 2005, Mendoza Berger & Company, LLP & Company billed $95,500 for the audit of our annual financial statements and review of our Form 10-QSB filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2006 and 2005.

Pre-approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board in accordance with procedures for the company approved all of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN GOLDFIELDS, INC.

______________________________________________________________________________________

(Registrant)

By: /s/ Michael McChesney, Chief Executive Officer

By____________________________________________________________________________________

(Signature and Title)

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael McChesney, President, Chief Executive Officer and Director

______________________________________________________________________________________

(Signature and Title)

By: /s/ Tamer Muftizade, Treasurer, Chief Financial Officer and Director

______________________________________________________________________________________

(Signature and Title)

By: /s/ William Morton Stear, Chief Technical Officer and Director

______________________________________________________________________________________

(Signature and Title)

By: /s/ Derrick Short, Corporate Secretary

______________________________________________________________________________________

(Signature and Title)

By: /s/ Maurice Emery, Director

______________________________________________________________________________________

(Signature and Title)

By: /s/ George Elias Kanaan, Director

______________________________________________________________________________________

(Signature and Title)

Date: April 16, 2007

EASTERN GOLDFIELDS, INC.

AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Eastern Goldfields, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Goldfields, Inc. (formerly known Fairbanks Financial, Inc.) (a Nevada corporation) (the Company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Goldfields, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

Irvine, California

March 30, 2007

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

Cash	$1,103,433	$207,885
Inventories (Notes 2 and 3)	358,414	445,376
Prepaid expenses and other current assets	276,905	525,571

Total current assets	1,738,752	1,178,832

Property, plant, and mine development, net
(Notes 2 and 4)	8,775,180	8,594,194

Total assets	$10,513,932	$9,773,026

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005

Current liabilities:
Accounts payable and other current liabilities	$911,692	$1,019,873
Advances from stockholders (Note 5)	6,473	27,973
Current portion of long-term liabilities (Note 6)	91,776	105,208

Total current liabilities	1,009,941	1,153,054

Long-term liabilities:
Long term liabilities, net of current portion (Note 6)	23,576	126,253
Reclamation and remediation obligation (Notes 2
and 7)	323,038	192,631

Total long-term liabilities	346,614	318,884

Commitments and contingencies (Note 8)	-	-
Minority interest (Note 9)	1,410,058	1,113,941

Stockholders’ equity: (Notes 10 and 12)
Common Stock:
$0.001 par value, 25,000,000 shares authorized; 8,856,247 and 5,610,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	8,856	5,610
A Class Preference Shares:
$0.00002 par value, 10,000,000 shares authorized; 2,921,393 and 3,121,393 shares issued and outstanding at December 31, 2006 and 2005, respectively
Common stock to be issued (cancelled)
Additional paid in capital	46	49
Other comprehensive loss	-	2,846
Accumulated deficit	17,819,376	15,466,406
	(1,488,651)	(390,693)
	(6,830,993)	(6,340,296)

	9,508,634	8,743,922

Less: Loan to Lomshiyo (Note 9)	(1,761,315)	(1,556,775)

Total stockholders’ equity	7,747,319	7,187,147

Total liabilities and stockholders’ equity	$10,513,932	$9,773,026

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Income:
Sales (Note 2)	$7,419,741	$5,853,007
Other income	220,761	18,069

Total income	7,640,502	5,871,076

Costs and expenses:
Cost of production	5,362,161	5,933,206
Operating expenses	2,526,645	1,506,805

Total costs and expenses	7,888,806	7,440,011

Loss from operations	(248,304)	(1,568,935)

Other expenses:
Interest	23,422	87,570

Loss before minority interest	(271,726)	(1,656,505)
Minority interest (Note 9)	(218,971)	-

Loss before provision for income taxes	(490,697)	(1,656,505)
Provision for income taxes (Note 11)	-	-

Net loss	$(490,697)	$(1,656,505)

Net loss per share, basic and diluted	$(0.06)	$(0.30)

Weighted average shares outstanding	8,162,955	5,610,000

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMEBER 31, 2006 AND 2005

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Common Stock to be Issued (Cancelled)	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity

Balance at December 31, 2004

Common stock to be

cancelled (520,000 shares)

Common stock to be issued

for cash (630,000 shares)

Conversion of advances from

stockholders to

Restricted common stock to be

issued in accordance with

share exchange (2,736,247

shares)

Issuance of shares

Common stock to be issued in

exchange for A Class Shares

Loan to Lomshiyo

Common stock options

Net loss

Foreign currency translation

	5,610,000 - - - - - - - - -	5,610 - - - - - - - - -	- - - - - 5,176,991 (2,055,598) - - - -	- - - - - 81 (32) - - - -	- (520) 630 - 2,736 - - - - - -	9,240,795 - 2,117,660 3,900,000 - (81) 32 - 208,000 - -	(480,212) - - - - - - - - - 89,519	(4,683,791) - - - - - - - - (1,656,505) -	- - - - - - - (1,556,775) - - -	4,082,402 (520) 2,118,290 3,900,000 2,736 - - (1,556,775) 208,000 (1,656,505) 89,519
Comprehensive loss										(1,566,986)

Balance at December 31, 2005

Common stock cancelled

Common stock issued for cash

Restricted common stock issued in accordance with share exchange

Common stock issued for cash

Common stock issued in

exchange for A Class Shares

Common stock options

Accrual of interest income on

loan to Lomshiyo

Net loss

Foreign currency translation

	5,610,000 (520,000) 630,000 2,736,247 400,000 - - - - -	$5,610 (520) 630 2,736 400 - - - - -	3,121,393 - - - - (200,000) - - - -	$49 - - - - (3) - - - -	$2,846 520 (630) (2,736) - - - - - -	$15,466,406 - - - 1,839,600 3 513,367 - - -	$(390,693) - - - - - - - - (1,097,958)	$(6,340,296) - - - - - - - (490,697) -	$(1,556,775) - - - - - - (204,540) - -	$7,187,147 - - - 1,840,000 - 513,367 (204,540) (490,697) (1,097,958)
Comprehensive loss										(1,588,655)
Balance at December 31, 2006	8,856,247	$8,856	2,921,393	$46	$-	$17,819,376	$(1,488,651)	$(6,830,993)	$(1,761,315)	$7,747,319

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(490,697)	$(1,656,505)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion, and amortization	501,349	476,912
Stock-based compensation	513,367	208,000
Minority interest	218,971	-
Increase in amount due from Lomshiyo	(204,540)	-
Changes in assets and liabilities:	86,962	(214,296)
Decrease (Increase) in inventories
Decrease (Increase) in prepaid expenses and other current assets	248,666	(221,853)
(Decrease) in accounts payable and other current liabilities	(108,175)	(48,752)
(Decrease) Increase in reclamation and remediation	130,407	(2,465)

Net cash provided from (used in) operations	896,310	(1,458,959)

Cash flows from investing activities:
Purchase of property and equipment	(1,818,978)	-

Net cash used in investing activities	(1,818,978)	-

Cash flows from financing activities:
Advances from stockholders	(21,500)	(486,050)
Proceeds from issuance of long-term debt	-	54,882
Repayment of long-term debt	(116,109)	(123,435)
Proceeds from common stock issued	1,840,000	2,118,290

Net cash provided by financing activities	1,702,391	1,563,687

Effect of exchange rates on cash	115,825	75,676

Net increase in cash	895,548	180,404

Cash, beginning or period	207,885	27,481

Cash, end of period	$1,103,433	$207,885

Supplemental disclosure of cash flow information:

Cash paid for interest	$23,422	$87,570

Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$513,367	$208,000

Loan to Lomshiyo collateralized by Company stock	$-	$1,556,775

Interest income on loan to Lomshiyo	$204,540	$-

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION AND HISTORY

Eastern Goldfields, Inc., (the “Company" or "EGI") is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa. EGSA conducts all of the Company’s business operations in South Africa through its South African corporation subsidiaries.

Eastern Goldfields, Inc. was originally incorporated under the laws of the State of Nevada on July 15, 1998, under the name of Fairbanks Financial, Inc. The Company was established as a business management, marketing and consulting firm to serve both the emerging and established business entrepreneur. Since its incorporation, the Company has had minimal operations. It redirected its business efforts in late 2005 and on September 23, 2005, following a change in control, it purchased 100% of the issued and outstanding common or ordinary stock of EGSA. On October 1, 2005, the Company’s wholly owned subsidiary, EGSA, acquired, via a share exchange, 100% of the issued and outstanding common or ordinary stock of Eastern Goldfields Limited. (“EGL”), a South African gold producer and developer corporation. EGL conducts mining operations in the Barberton Greenstone Belt area of the Mpumalanga Province, South Africa. On October 25, 2005, the Company changed its corporate name to Eastern Goldfields, Inc. to more accurately reflect its business operations.

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

EGL itself is a South African holding company which has three South African subsidiary corporations; Makonjwaan Imperial Mining Company (Pty) Ltd. (“MIMCO”), Eastern Goldfields Exploration (Pty) Ltd. (“EGE”) and Centurion Mining Company (Pty) Ltd. (“Centurion”).

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

Property Plant and Mine Development

Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which times the costs are amortized as set out below.

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited, or the value of mineral rights have diminished below cost, a write-down is affected against income in the period that such determination is made.

Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations.

Depreciation, depletion and amortizing is determined to give a fair and systematic charge in the income statement taking into account the nature of a particular ore body and the method of mining of that ore body. Mining assets, including mine development and infrastructure costs, mine plant facilities and evaluation costs, are amortized over the life of the mine using units-of-production method, based on estimated proved and probable ore reserves above the infrastructure. The proven and probable reserve quantities used to calculate depreciation, depletion and amortization do not include the proven and probable reserve quantities attributable to stockpiled inventory.

Proved and probable ore reserves reflect the estimated quantities of economically recoverable reserves, which can be recovered in future from known mineral deposits.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property Plant and Mine Development (Continued)

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives.

Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Vehicles – 10 years

Furniture and equipment – 3 years

The carrying amounts of the group's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication exists, the asset's recoverable amount is estimated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in years ended December 31, 2006, and 2005. The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

Financial instruments consist principally of cash, short-term liabilities and long-term debt. The estimated fair values of these instruments approximate their carrying value.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign operations by translating balance sheet accounts at the exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The Company’s functional currency is the South African Rand.

Exploration Expenses

Exploration costs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles and inventories. Stockpiles and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles and inventories, resulting from net realizable value impairments, are reported as a component of Cost of production. The major classifications are as follows:

Stockpiles

Stockpiles represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, leach in-circuit and carbon in-pulp inventories. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals In process

Precious metals in process is gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Revenue Recognition

Revenue is recognized, net of treatment charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Stripping Costs

In general, mining costs are allocated to production costs and inventories, and are charged to costs of production when gold is sold. However, at open pit mines with diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a UOP basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost.

If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company’s period-to-period results of operations.

Deferred stripping costs are charged to Costs of Production as gold is produced and sold using the UOP method based on estimated recoverable ounces of proven and probable gold, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold is produced.

The Company reviews and evaluates its deferred stripping costs for impairment when events or circumstances indicate that the related carrying amounts may not be recoverable.

As the Company’s open pit operations are forecasted to cease in mid-2007, the Company did not measure and recognize production stage deferred stripping costs and credits for the years ended December 31, 2006 and 2005. The Company will recognize deferred stripping costs during the production stage for the year ended December 31, 2007.

Reclamation and Remediation Costs (Asset Retirement Obligations)

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. Reclamation costs are allocated to expense over the life of the related assets and are

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclamation and Remediation Costs (Asset Retirement Obligations) (Continued)

adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Stock Option Expense

Compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

Prior to 2006, the Company accounted for share-based payment s under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, compensation expense was recognized for options granted that had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Recently Issued Accounting Standards

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)

Income Taxes (Continued)

merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

3.	INVENTORIES

Inventories at December 31 consist of the following:

	2006	2005
Stockpiles Precious metals in process	$160,987 197,427	$272,354 173,022
	$358,414	$445,376

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of December 31, are as follows:

	2006	2005
Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$88,743 5,684,246 2,452,784 1,449,974 95,145 60,701 1,689,440 209,054 323,025	$98,368 6,300,733 1,060,604 1,419,318 105,464 64,850 1,872,668 231,728 192,631
Less: accumulated depreciation	12,053,112 (3,277,932)	11,346,364 (2,752,170)
Net property and equipment	$8,775,180	$8,594,194

Depreciation, depletion and amortization expense is $501,349 and $476,912 for the years ended December 31, 2006 and 2005, respectively.

5.	ADVANCES FROM STOCKHOLDERS

Advances from stockholders as of December 31, are as follows:

	2006	2005
Cheston Minerals (Pty) Ltd EGH Limited	$6,473 -	$3,028 24,945
	$6,473	$27,973

These are unsecured non-interest bearing loans with no repayment terms negotiated.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

6.	LONG TERM LIABILITIES

Long term liabilities as of December 31, are as follows:

	2006	2005
Standard bank vehicle and asset financing Less: current portion	$115,352 (91,776)	$231,461 (105,208)
	$23,576	$126,253

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 64,584 ($9,162).

The interest rate at December 31, 2006 and 2005 is 9.50%, respectively.

Maturities of the liabilities are as follows:

For the year ending December 31: 2006 2007	$91,776 23,576
$115,352

7.	RECLAMATION AND REMEDIATION

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

At December 31, 2006 and 2005, $323,038 and $192,631, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

7.	RECLAMATION AND REMEDIATION (Continued)

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, January 1, 2005 Additions, change in estimate and other Liabilities settled Accretion expense	$195,096 (2,465) - -
Balance, December 31, 2005 Additions, change in estimate and other Liabilities settled Accretion expense	192,631 130,407 - -
Balance, December 31, 2006	$323,038

8.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond in the amount of South African Rands 200,000 ($28,373) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($23,265) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President. This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML. The agreement required a monthly payment of $10,000 upto June 30, 2006 and a $15,000 monthly payment upto December 31, 2006. The term of the agreement is one year and is renewable on an annual basis. The Company charged $150,000 to operating expense for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director. This agreement covers the investor relation services to be provide by ZPL to EGI. The agreement required a monthly payment of $15,000 upto June 30, 2006 and a $16,500 monthly payment upto December 31, 2006. The Company charged $189,000 to operating expense for the year ended December 31, 2006.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

9.	MINORITY INTEREST

The current South African mining legislation promulgated under “Mineral and Petroleum Resources Development Act of 2004 (“MPRDA”) seeks, among other things, (i) to expand opportunities for historically disadvantaged South Africans to enter the mineral industry and obtain benefits from the exploitation of mineral resources; and (ii) to promote employment, social and economic welfare as well as ecologically sustainable development. In order to convert an old order mining right to a new order mining right the holder is required to submit a social and labor plan. The plan should describe how it will expand opportunities for historically disadvantaged South Africans to enter the mineral industry.

Further, for purposes of mining right conversions effective May 1, 2004 (the effective date), the MPRDA (incorporating the Mining Charter) requires mining company ownership for historically disadvantaged South Africans to 15% ownership within five years and 26% ownership within 10 years of the effective date. The transfer of ownership is to be consummated at fair market value.

9.	MINORITY INTEREST (Continued)

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At December 31, 2006 – $1,404,454). This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s December 31, 2006 and December 31, 2005 consolidated balance sheets. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans. The transaction closed on February 2, 2006. The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.5% at December 31, 2006 and 10.5% at December 31, 2005). The note accrues interest and is payable to the Company on January 2, of each year. A total of $204,540 of accrued interest has been added to the note receivable. The note is due and payable on December 31, 2010. The Company’s common stock collaterizes the note receivable.

10.	CAPITAL STOCK

The Company’s balance sheet reflects two classes of equity - common stock and A Class Preference Shares.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company’s balance sheet reflects two classes of equity - common stock and A Class Preference Shares.

Common Stock

On September 30, 2005, the Company approved the issuance of 630,000 shares of common stock for cash proceeds of $2,118,290, net of offering costs of $631,710. The shares were issued February 2, 2006.

On September 30, 2005, the Company approved the cancellation of 520,000 shares of common stock. The shares were cancelled on February 2, 2006 as part of a share exchange agreement. To effect the purchase of EGSA and exchange 2,055,598 A Class Preference Shares into EGI common stock, the Company issued 2,736,247 shares of common stock valued at $2,736. The shares were issued during the year ended December 31, 2006.

On October 10, 2006, the Company issued 400,000 shares of common stock for cash proceeds of $1,840,000, net of offering costs of $160,000.

10.	CAPITAL STOCK (Continued)

During the year ended December 31, 2006, 200,000 shares of EGI common stock held by Stirling Nominees were issued to certain EGSA A Class Preference Share. This came as a result of the cash acceptance of certain A Class Preference Shares as described below.

A Class Preference Shares

When the company acquired its wholly owned South African subsidiary, EGSA, and EGSA subsequently acquired the South African mineral assets through its purchase of EGL, a mechanism was put in place in order to comply with the Exchange Control Regulations of the South African Reserve Bank and to accommodate the original South African shareholders of these assets in EGL. The mechanism which was dealt through a Sale of Shares Agreement (“the Agreement”) between EGSA and the shareholders of EGL, involved the issuance of A Class Preference Shares in EGSA which are directly linked to an equal number of shares in the common stock of EGI. In accordance with this Agreement the following transactions took place:

1.	During the year ended December 31, 2005, EGSA issued 5,176,991 A Class Preference Shares for 1,000,000 ordinary shares held by the shareholders of EGL.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

During the year ended December 31, 2005, certain non-South African A Class Preference Shareholders exercised their Share Acceptance whereby 2,055,598 shares of EGI common stock were given to the non-South Africans for 2,055,598 EGSA A Class Preference Shares.

3.

During the year ended December 31, 2006, 200,000 A Class Preference Shareholders exercised Cash Acceptance whereby an equivalent number of EGI common stock held by Stirling Nominees Limited ("Stirling") were sold for the benefit of these A Class Preference Shareholders.

4.

All of the above exchanges of A Class Preference Shares were cancelled and are not part of the issued and outstanding capital stock of the Company as at December 31, 2006. Accordingly, as of December 31, 2006, amount of issued and outstanding EGSA A Class Preference Shares totaled 2,921,393 and are recorded as part of the shareholders' equity in the consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

5.

The 2,921,393 shares of EGI common stock are held by Stirling which can be accessed by the A Class Preference Shareholders in terms of a Share Services Agreement (“Services Agreement”). This Services Agreement which is valid

10.	CAPITAL STOCK (Continued)

A Class Preference Shares (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

11.	INCOME TAXES

The Company files tax returns in both South Africa and the United States of America

The components of the consolidated income tax provision (benefit) for the years ended December 31 are as follows:

	2006		2005
Current Deferred Change in valuation allowance	$	- (704,000) 704,000	$	- (525,000) 525,000
Benefit (provision) for income tax		$-		$-

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the years ended December 31 is as follows:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2006	2005
U.S. tax benefit on continuing U.S. operations Foreign tax benefit from continuing foreign operations Change in valuation allowance	(35%) (29%) 64%	(35%) (29%) 64%
Effective tax rate	-	-

The formula for determining South African mining tax is:

Y = 35-175/X (2004: Y = 37-185/X)

Where Y is the percentage rate of tax payable and X is the ratio of mining profit, after the deduction of redeemable capital expenditure, to mining revenue expressed as a percentage.

11.	INCOME TAXES (Continued)

As of December 31, 2006 and 2005, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2006	2005
Deferred tax liabilities: Fixed assets	$(889,000)	$(582,000)
Deferred tax assets: Net operating loss carryforwards Unredeemed capital expenditures	1,578,000 7,553,000	2,047,000 6,073,000
Total deferred tax assets	9,131,000	8,120,000
Total net deferred tax assets Valuation allowance	8,242,000 (8,242,000)	7,538,000 (7,538,000)

Net deferred tax asset	$-	$-

From South African operations, the Company had unredeemed capital expenditures of $7,553,000 as of the year ended December 31, 2006. The Company had estimated and assessed losses of $1,503,000 as of the year ended December 31, 2006.

The Company had available approximately $683,000 of unused U.S. net operating loss carry-forwards at December 31, 2006, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2006 the Company maintained a valuation allowance for the U.S. and South African deferred tax asset due to uncertainties as to the amount of the taxable income from operations that will be realized.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

12.	STOCK OPTIONS

Employee Stock Options

The Company currently maintains the Eastern Goldfields, Inc. 2005 Stock Plan (“Stock Plan”), approved by stockholders on November 26, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than 100% of fair market value of the underlying stock at the date of grant. Options granted under the Company’s stock plan vest over periods ranging from on to three years of the date of the grant and are exercisable over a period of time not to exceed 10 years from grant date. At December 31, 2006, Nil shares were available for future grants under the Company’s 2005 Stock Incentive Plan.

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding, beginning of year Granted Exercised Forfeited and expired	800,000 50,000 - -	$1.50 1.50 - -		- 800,000 - -	$	- 1.50 - -
Outstanding, end of year	850,000	$1.50		800,000		$1.50
Options exercisable, end of year Weighted average fair value of options granted during the year	$550,000 5.12	$1.50	$ $	266,667 1.19		$1.50

The fair value of the stock options granted during the years ended December 31, 2006 and 2005, was approximately $85,000 and $318,000 or $5.12 and $1.19 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the years ended December 31, 2006 and 2005, were the option exercise price of $1.50 per share, a 3 year life of the options, volatility measure of 50%, a dividend rate of 0% and a risk free interest rate of 4.55% and 4.42%.

12.	STOCK OPTIONS (Continued)

Employee Stock Options (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006, with exercise prices less than the fair market value on the date of grant with no restrictions on exercisability after vesting:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

(Formerly known as Fairbanks Financial, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	850,000	2.4	$1.50	550,000	$1.50

As of December 31, 2006, there was approximately $488,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan was applied in the previous year:

For the year ended December 31, 2005
Net loss as reported Less: stock based employee compensation expense included in reported net loss Add: compensation expense determined under fair value method, net of tax	$(1,656,505) 208,000 (318,002)
$(1,766,507)
Net loss per common share, basic and diluted: As reported	$(0.30)
Pro forma net loss per common share	$(0.32)