Form 10QSB
period 2007-03-31
Eastern Goldfields, Inc.
filed 2007-05-15
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q-SB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

________________________________________________________________________

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.        Yes ☐ No ☒

On May 15, 2007, 8,856,247 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ ☒

FORM 10Q-SB

TABLE OF CONTENTS

		PAGE NO.

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management's Discussion and Analysis or Plan of Operation	17
Item 3.	Controls and Procedures	24

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits

Signatures		26

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MINING OPERATIONS, RESERVE ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE VOLATILITY OF GOLD PRICES IN THE MARKETPLACE. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(Unaudited)

ASSETS

Cash Inventories (Note 3) Prepaid expenses and other current assets	$132,522 418,231 265,446
Total current assets	816,199
Property, plant, and mine development, net (Notes 4) Other assets	8,898,304 178,694
Total assets	$9,893,197

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable and other current liabilities Current portion of long-term liabilities (Note 5)	$1,034,837 66,691
Total current liabilities	1,101,528
Long-term liabilities: Long term liabilities, net of current portion (Note 5) Reclamation and remediation obligations (Note 6)	21,430 312,991
Total long-term liabilities	334,421
Commitments and contingencies (Note 7) Minority interest (Note 8)	- 1,410,058

Stockholders’ equity:

Common Stock:

$0.001 par value, 25,000,000 shares authorized; 8,856,247 shares issued and outstanding at March 31, 2007

A Class Preference Shares:

$0.00002 par value, 10,000,000 shares authorized; 2,921,393 and shares issued and outstanding at March 31, 2007

Additional paid in capital

Other comprehensive loss

Accumulated deficit

8,856 46 17,819,376 (2,038,050) (7,173,355)
Less: Loan to Lomshiyo (Note 8)	8,616,873 (1,569,683)
Total stockholders’ equity	7,047,190
Total liabilities and stockholders’ equity	$9,893,197

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31,2006
Income: Sales Other income	$1,427,544 64,649	$1,647,580 65,300
Total income	1,492,193	1,712,880
Costs and expenses: Cost of production Exploration costs Operating expenses	1,172,067 107,354 551,337	1,405,969 - 396,137
Total costs and expenses	1,830,758	1,802,106
Loss from operations	(338,565)	(89,226)
Other expenses: Interest Loss before minority interest Minority interest	3,797	9,754
	(342,362) -	(98,980) -
Loss before provision for income taxes Provision for income taxes	(342,362) -	(98,980) -
Net loss	$(342,362)	$(98,980)
Net loss per share, basic	$(0.04)	$(0.01)
Net loss per share, diluted	$(0.04)	$(0.01)
Weighted average shares outstanding, basic	8,856,247	7,416,623
Weighted average shares outstanding, diluted	9,706,247	8,216,623

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity
Balance at December 31, 2006 Accrual of interest income on loan to Lomshiyo Net loss Foreign currency translation	8,856,247 - - -	$8,856 - - -	2,921,393 - - -	$46 - - -	$17,819,376 - - -	$(1,488,651) - - (293,167)	$(6,830.993) - (342,362) -	$(1,761,315) (64,600) - -	$7,747,319 (64,600) (342,362) (293,167)
Balance at March 31, 2007	8,856,247	$8,856	2,921,393	$46	$17,819,376	$(2,038,050)	$(7,173,355)	$(1,569,683)	$7,047,190

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Cash flows from operating activities: Net loss		$(342,362)		$(98,980)

Adjustments to reconcile net loss to net cash used

in operating activities:

Depreciation, depletion and amortization

Stock-based compensation

Accrued interest income on Loan Lomshiyo

Changes in assets and liabilities:

Increase in inventories

Increase in other assets

Decrease in prepaid expenses and other current assets

Increase in accounts payable and other current liabilities

		34,488 - (64,600) (59,817) (178,694) 11,459 123,147		128,457 110,523 (41,684) (102,670) - 247,662 72,636
Net cash provided from (used in) operations		(476,379)		315,944
Cash flows from investing activities: Purchase of property and equipment		(540,106)		(354,468)
Net cash used in investing activities		(540,106)		(354,468)
Cash flows from financing activities: Advances to stockholders Repayment of long-term debt		(6,473) (27,231)		- (16,126)
Net cash used in by financing activities		(33,704)		(16,126)
Effect of exchange rates on cash Net decrease in cash		79,278 (970,911)		(69,127) (123,777)
Cash, beginning of period		1,103,433		207,885
Cash, end of period		$132,522		$84,108
Supplemental disclosure of cash flow information: Cash paid for interest		$3,797		$9,754
Supplemental disclosure of non-cash operating, investing and financing activities: Stock based compensation Accrual of interest income on loan to Lomshiyo	$ $	- 64,600	$ $	110,523 41,684

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

1.	ORGANIZATION AND HISTORY

Eastern Goldfields, Inc. (the “Company" or "EGI"), was incorporated under the laws of the State of Nevada on July 15, 1998 and is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa. EGSA conducts all of the Company’s business operations in South Africa through its South African corporation subsidiaries.

On October 1, 2005, EGSA, acquired, via a share exchange, 100% of the issued and outstanding common or ordinary stock of Eastern Goldfields Limited (“EGL”), a South African gold producer and developer corporation. EGL conducts mining operations in the Barberton Greenstone Belt area of the Mpumalanga Province, South Africa. EGL itself is a South African holding company which has three South African subsidiary corporations: Makonjwaan Imperial Mining Company (Pty) Ltd. (“MIMCO”), Eastern Goldfields Exploration (Pty) Ltd. (“EGE”) and Centurion Mining Company (Pty) Ltd. (“Centurion”). This share exchange for the acquisition of EGL by EGI’s wholly owned South African subsidiary, EGSA, was accounted for as a reverse acquisition, and, accordingly, for financial statement purposes, EGL was considered the accounting acquiror and the subject transaction was considered a recapitalization of EGL rather than an acquisition by the Company. Accordingly, the historical financial statements prior to this share exchange are those of EGL, however, the name of the consolidated corporation going forward is Eastern Goldfields, Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

The interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of these interim statements have been included. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Accounting and Principles of Consolidation (Continued)

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

3.	INVENTORIES

Inventories at March 31, 2007 consist of the following:

Precious metals in process Stockpiles	$267,322 150,909
$418,231

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of March 31, 2007 are as follows:

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$85,986 5,507,664 2,916,693 1,404,930 92,189 58,883 1,636,957 202,560 312,990
Less: accumulated depreciation	12,218,852 (3,320,548)
Net property and equipment	$8,898,304

Depreciation, depletion and amortization expense is $34,488 for the three months ended March 31, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

5.	LONG TERM LIABILITIES

Standard Bank Vehicle and Asset Finance Less: Current portion	$88,121 (66,691)
$21,430

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 64,584 ($8,877).

Maturities of the liabilities are as follows:

For the year ending December 31: 2007 2008	$66,691 21,430
$88,121

6.	RECLAMATION AND REMEDIATION

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

At March 31, 2007 $312,991 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

6.	RECLAMATION AND REMEDIATION (Continued)

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2006 Reduction, change in estimate and other Liabilities settled Accretion expense	$323,038 (10,047) - -
Balance, March 31, 2007	$312,991

7.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond amounting to South African Rands 200,000 ($27,491) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($22,543) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President. This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML. The agreement requires a monthly payment of $15,000. The term of the agreement is one year and is renewable on an annual basis. The Company charged $45,000 to operating expense for the three month period ended March 31, 2007.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director. This agreement covers the investor relation services to be provided by ZPL to EGI. The agreement requires a monthly payment of $16,500. The Company charged $49,500 to operating expense for the three month period ended March 31, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

8.	MINORITY INTEREST

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At March 31, 2007 – $1,360,825). This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s March 31, 2007 consolidated balance sheet. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans. The transaction closed on February 2, 2006. The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.5% at March 31, 2007). The note accrues interest and is payable to the Company on January 2, of each year. A total of $269,140 of accrued interest has been added to the note receivable. The note is due and payable on December 31, 2010. The Company’s common stock collaterizes the note receivable.

Item 1A. Factors That May Affect Future Results

As used herein, the term “we,” “our, “us,” and the “Company” shall refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

Small Company, Limited Resources & Need for Additional Capital: We are a small company with limited financial resources relative to the many competitors in our industry. In the event of any unexpected problems or difficulties in our business and operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions. Further, we currently estimate that we will need to raise an additional $20,000,000 in additional capital. We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to execute our plans.

Limited Trading Market for Common Stock: The Company’s common stock is presently traded in the over-the-counter market and is quoted on the “Pink Sheets”. While we seek to obtain trading of our common stock on the OTC Bulletin Board and possibly the London AIM market, we can not give any assurances that we will be successful in these efforts. Our stock trades on a limited and sporadic basis and we cannot assure you that a continuous liquid trading market will develop or, if it does develop, that it will be sustained for any continuous period.

Lack of Profits and Positive Cash Flow: During the three months ended March 31, 2007, we recorded a net loss of $342,362 compared to a Net Loss of $98,980 for the three months ended March 31, 2006 and negative cash flow during both periods. While we believe that if we can successfully implement our business plan and if market and competitive conditions allow we will achieve profitability, we can not assure you that we will achieve profitability or if we do achieve profitability, that we can sustain profitability and positive cash flow in the future.

Lack of Dividends: The Company’s board of directors determines whether to pay dividends on the Company’s issued and outstanding shares. The declaration of dividends will depend upon the Company’s future earnings, its capital requirements, its financial condition and other relevant factors. The Company’s board of directors does not intend to declare any dividends on the Company’s shares for the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth of its business and for general corporate purposes.

Competition & Lack of Diversification: Gold properties eventually become depleted or uneconomical to continue mining. As a result, the Company’s long-term success is dependent on its ability to acquire, discover, develop and mine new properties. The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than the Company to compete for such mineral properties. If the Company is unable to locate, develop and economically mine new properties, it most likely will not be able to be profitable on a long-term basis. In addition, all of our assets and operations are concentrated in the mining business described in this Form 10-QSB and we have no current plans to diversify into any other business activity.

Limited Trading History for our Common Stock: Our common stock has had only a limited trading history. As a result and given the limited trading market for our common stock, the price of our common stock may be far more volatile and unpredictable than the prices of common stocks and other securities that have a long and established trading history.

Possible Rule 144 Stock Sales: A large portion of our outstanding Common Stock is "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

ITEM 2.	MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN OF OPERATION

2.1	Production

In October 2005 the company acquired Eastern Goldfields Limited in South Africa together with its open pit production activities and highly prospective mineral tenements. This operation has been in production since July 2000 and Mineral Reserves in the current open pit will be exhausted by mid-2007. Operating results for the past two years have been as follows:

Year ended	Ore Milled	Recovered Grade		Gold Produced		Cash Operating Profit
	Tons	g/t	oz/t	kg	Oz	$
2005	168,000	2.37	0.074	398	12,800	396,712
2006	166,200	2.27	0.071	377	12,100	2,558,929

Results of Operations for the Three Months Ended March 31, 2007 and 2006

As used herein, the term “we,” “our, “us,” and the “Company” shall refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

A summary of our comparative operations, which arise only from open pit mining operations at its Lily Mine, for the three months period ended March 31, 2007 and March 31, 2006 were as follows:

	2007	2006
Ore Tons Milled	40,878	41,057
Yield – grams per ton	1.80	2.46
Gold Sold – oz	2,186	3,064
Gold price - $/oz	$652	$550

Total Income*	$1,492	$1,713
Cost of Production*	($1,172)	($1,406)
Exploration Costs*	($107)	-
Operating Income*	$213	$307
Operating Expenses, net*	($555)	($406)
Net Loss*	($342)	($99)

* Expressed in Thousands

Comparative Results of the Three Months Ended March 31, 2007 and 2006

Revenues: For the 2007 period covering three months of commercial production from January 1, 2007 to March 31, 2007 (“First Quarter 2007”), we recorded revenues of approximately $1,428,000 from sales of gold versus revenues of approximately $1,648,000 for the three month period from January 1, 2006 to March 31, 2006 (the “First Quarter 2006”), which amounted to a decrease of approximately 13%. The principal factors affecting this decrease in revenue were as follows:

•

Open pit operation at our Lily Mine was originally expected to cease in June 2006. During the last quarter of 2005, a total of 4,511 meters of diamond drilling was completed in 19 boreholes of which 12 intersected the Lily orebody and the remainder were used to define the outer limits of the mineralization. As a result, we were able to revise our mineral reserves at the Lily open pit and a new estimate of 17,000 ounces was made enabling the Company to continue production to the end of calendar year 2006. In September 2006, we completed a Reverse Circulation (RC) drilling program over an area immediately east of the existing Lily Mine open pit, the objective of which was to further extend the life of the open pit. This program involved the drilling of 26 shallow RC holes to probe the eastern strike extension of the Lily orebody. Positive outcome of this drilling program resulted in the development of a new extension (Lily East) to the existing open pit at the Lily Mine. Having already extended the life of the open pit by six months to the end of calendar year 2006, this RC drilling program proved up an additional 10,000 ounces, providing a further extension of open pit mining operations to mid-2007. Accordingly, production in 2006 related to our existing open pit operations at the Lily Mine, whereas production in 2007 related to Lily East, the new extension to the existing open pit. However, Lily East extension did not prove up to expectations. Initially we experienced problems with the viscosity of the oxide ore in the thickening stage, thus hindering the mill throughput. At a later stage, we established that there has been loss of carbon in the process which adversely affected the recovery rates. As a result, Lily East yielded 1.80 grams per ton as compared with a yield of 2.46 grams per ton at the Lily Mine in 2006; a reduction in yield of 27%. However, this reduction in production was in part compensated by the increase in the price of gold. Whereas, our 2006 sales averaged $550 per ounce of gold, our 2007 sales have averaged $652 per ounce of gold; an increase in the price of gold of 18.5%.

Cost of Production: Although ore tons milled remained approximately the same during the First Quarter 2007 compared to the First Quarter 2006, the reduction in yield resulted in lower production, however, at a higher cost of production. During the First Quarter 2007, we produced 2,362 ounces of gold for $1,172,000, whereas, during the First Quarter 2006, we produced 3,248 ounces of gold for $1,406,000. Accordingly, per ounce cost of production for the First Quarter 2007 was $496 whereas per ounce cost of production for First Quarter 2006 was $432; an increase in the per ounce production of gold of 15%. Major reason for this increase was due to the higher than expected volume of waste tons mined. During the First Quarter 2006, 115,000 tons of waste were mined whereas 376,000 tons of waste were mined during the First Quarter 2007. Although, the strip ratio (waste to ore tons mined) in the initial phases of an open pit is expected to be high, the overburden at the Lily East open pit was much greater than was originally estimated.

Operating Expenses for the First Quarter 2007:  Our operating expenses increased by approximately $149,000 to $555,000 mainly due to the costs of compliance of the corporation in the First Quarter 2007 due to the listing requirements and the costs involved in our application to a higher listing on the OTC Bulletin Board.

Changes in Exchange Rates: Changes in exchange rates did not have a significant impact on the comparability of our results for the First Quarter 2007 versus the First Quarter 2006. The average rates of exchange for the interim periods ended March 31, 2007 and March 31, 2006 were SAR 7.1618 to $1 and SAR 6.2470 to $1, respectively – approximately 14.6% weakening of the South African Rand against the US Dollar. We believe the exchange rate remained the same during the First Quarter 2007 from the First Quarter 2006 , the results of our operations arising from South African Rand transactions would have been approximately $12,600 negatively affected.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of March 31, 2007 versus March 31, 2006. The rates of exchange as at March 31, 2006 and March 31, 2007 were SAR 6.1680 to $1 and SAR 7.2546 to $1, respectively – approximately 17.6% weakening of the South African Rand against the US Dollar. Had the exchange rate remained the same in 2007 as that of 2006, our total South African Rand based net assets would have been approximately $1,441,000 higher. This variation in the main relates to our property, plant and mine development costs.

Development

In April 2006, we completed our pre-feasibility study for underground mining at the Lily Mine. The results, which have since been revised, currently suggests that a Life of Mine plan showing 1.25 million tons of ore to be milled at a yield of 3.92 grams per ton to recover approximately 160,000 ounces of gold over a period of 8 years. The grade distribution of the orebody dictates that production in the first 2 years will be approximately 30,000 ounces per annum reducing to 18,000 ounces per annum in the remaining 5 to 6 years based on our current estimates. As a result, the mine appears to be highly profitable in the first two years and provides adequate returns in the subsequent years. The development of this underground mine is scheduled to commence in mid-2007 if current plans are implemented. Capital expenditure to develop this underground mine is currently estimated at approximately $12 million and we plan to raise this amount through an Initial Public Offering (IPO) in London’s AIM market through a secondary listing in autumn 2007. We may incur additional capital expenditures or revise our estimates further as we evaluate our capital requirements in the future.

The inauguration ceremony for our Lily underground mine was held on February 15, 2007 with the first blast officially set off by the wife of Chief Dlamini, head of the Lomshiyo Tribal Community, the company’s Black Economic Empowerment partner. The occasion marked the mine’s transformation from a previously open-cast mine into an underground mine, the completion of the planning and preparation of the upper section of the Lily underground mine and the commencement of the development of the adit portal. Underground development commenced in March 2007 with the first production from the underground section expected mid-2007 and full production in 2008. Undoubtedly, this was a historic moment for us all. From our local social standpoint, we look forward to evidencing the benefits from the Lily underground mine, showing that EGI brings hope and opportunity to the overall area. We will focus on social responsibility programs, job creation and rural renewal, to the extent that we are able.

With the finalization of the last of three phases of diamond drilling at the Company’s Lily Mine, we announced a 76% increase in the Company’s mineral reserves to 366,100 ounces since March 31, 2006. This was based on our estimates and assessments at that time.

The following table summarises our estimated mineral reserves as at December 31, 2006:

Category	Tons	Grade	Content
	(000)	g/t	Kg	Oz
Proved	93	2.58	240	7,700
Probable	2,089	5.34	11,150	358,400

Total	2,182	5.22	11,390	366,100

The success, to date, of the drilling programs in the Lily Project area is further reflected in the discovery of additional zones of gold mineralization over some 2.5 km of strike (horizontal continuation) of the Lily ore body. This has lead to the establishment of the new Lily East open pit and the identification of the economic potential of a more laterally extensive area for shallow underground mining than originally thought when the underground pre-feasibility study was completed a year ago. The estimates given above may be changed or revised as we continue to further review our mineral reserves in light of further studies in the future. We can not assure you that we will not change or revise our estimates.

Exploration

The relatively limited amount of exploration drilling completed over the past year has not only added to our Mineral Reserve inventory, at a low cost of discovery, but it has also provided us with enhanced information on the geological controls and continuity of gold mineralization in the areas where we have concentrated our activities thus far.

During the last quarter of 2006 and into the first quarter of 2007, we also carried out a Phase 1 drilling program on our dormant Worcester Mine. This program comprised of 3,125 meters of core. This phase of drilling was planned to probe the immediate strike and depth extension of the known, previously mined ore body with the objective of gathering geological information on the complex structure and gold distribution trends in the Worcester Reef. The results confirmed that the Worcester Reef continues in depth, and that the well mineralized portions have been dislocated by faulting and shearing. We plan to carry out a next phase of drilling which will be designed to delineate the main zones of mineralization. While we remain optimistic that further exploration will confirm and possibly add to our Mineral Reserve inventory, we cannot assure you that further exploration will result in these outcomes. We may encounter additional difficulties and unexpected problems as we continue our exploration drilling activity. For these and other reasons, we can not assure you that we will not change or reduce our estimates in the future.

Further, analytical results of the first batch of geochemical soil samples and ground magnetometer surveys covering 3 of the Company's 18 currently identified prospects have been received. All 3 prospects are located on strike extensions of the Lily Fault, the main mineralizing structure within the Lily mining right area. The results indicate the presence of anomalous gold concentrations in the soil cover in proximity to the Lily Fault and associated structures. We will continue with the next phase of prospecting in these localities which will entail the digging of trenches to expose the sub-outcropping sources of the anomalies, followed by reverse circulation drilling, where applicable.

Requirement for Additional Capital

In general and in accordance with the Company’s current plans, the Company’s current capital requirements can be grouped into three areas:

•	Development of the Lily underground mine and new processing plant;
•	Exploration of the Company’s minerals rights including extensions to Lily and Worcester project areas;
•	Partial financing of acquisitions.

The development of the underground mine at Lily is of primary importance and the capital expenditure estimate for this project is $12 Million based solely upon our current estimates. If these estimates remain accurate, we believe that this may allow for the development of the underground workings and the mine infrastructure as well as the construction of a new processing plant at the Lily Mine site. However, the estimated cost for this project may change or increase if difficulties or problems arise.

Ongoing exploration is currently expected to continue at the Worcester Mine and the other target locations within the Company’s mineral rights. In most cases encouraging results have been obtained so far and a further amount of $3.5 Million is required for exploration purposes over the next 18 months if current estimates remain accurate

In line with our current growth strategy and if market conditions allow, we intend to make at least one acquisition in 2007 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation. An amount of $3.5 Million has been estimated for this purpose which, based on our current estimates, appears to be a reasonable estimate

Accordingly we seek to raise additional capital in the third quarter of 2007 that may allow us to raise an additional $20 Million in new capital. There can be no assurance that we will be successful in raising any such additional new capital or, if we are successful, that the additional new capital can be raised on terms that are reasonable in light of our current circumstances. The use of funds, as currently estimated, is summarized below:

Lily underground mine	$12.0 M
Exploration	$ 3.5 M
Acquisition	$ 3.5 M
Other	$ 1.0 M
Total	$20.0 M

We plan to raise this amount via a secondary listing of our common stock in London’s AIM market in September/October 2007.

In the interim, the Company requires funding in order to implement its plans prior to the main funding discussed above. Accordingly, a private placement offering of our common stock in May/June 2007 is planned for $3 Million.

More specifically, this Phase 3 interim funding is planned to meet the costs of the following activities:

•	Additional drilling at the Lily Mine;
•	Initial stages of underground mining;
•	Ensuring the sufficiency of the Company’s tailings dam through the installation of a paste thickener;
•	Continuation of the regional exploration program;
•	Planned secondary listing program discussed below.

Prospects for the Future

We are pursuing a strategy of growth in the development of our mineral reserves through optimization of our current operations, exploration and additional selective acquisitions. Furthermore, we believe that, if current market and competitive conditions allow, we are likely to have the personnel and properties necessary to successfully make the transition from our current production status as a small mining company to a “junior resource company”.

We hold mineral claims covering 14,000 hectares (approximately 34,600 acres) in the Barberton Greenstone Belt, which has been an active mining district for more than 100 years, yet is still largely under-explored. Our producing mine, the Lily Mine, has been operating since 2000 as an open pit with production of about 15,000 ounces of gold annually. However, production, from the Lily Mine open pit operation is presently anticipated to terminate in mid-2007.

Accordingly, we have planned to expand the life of the operations at the Lily Mine area by commencing underground operations in 2007. In September 2005, we were able to raise $2,750,000 via a Phase I private placement offering which was primarily utilized to conduct a drilling program which confirmed and enhanced the results of earlier preliminary studies with respect to our Mineral reserves located at the Lily Mine area. The results of this drilling program were incorporated in a Prefeasibility Study prepared by us to assess the future development of the Lily Mine. The international mining consultant firm of Behre Dolbear was engaged by us to provide an independent expert opinion on the Prefeasibility Study.

In line with this Prefeasibility study, and the recommendations of its consultants, we raised further funds of $2,000,000 in October 2006 and carried out the recommended additional drilling program thereby strengthening and confirming its mineral reserves. Our current plan has been revised to include the building of the new processing in 2008 to become operational in 2009.

Prior to this planned new processing plant becoming operational, underground ore will be transported to the Makonjwaan processing plant where it will be treated in the same way as it has over the last 6 years of operations at the Lily Mine. The funding required to establish the new underground mine, is estimated at $12,000,000. To the extent that we are able, we plan to raise this amount via a secondary listing of our common stock in London’s AIM market in September/October 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

EASTERN GOLDFIELDS, INC.

Date: May 15, 2007	BY: /s/ Michael McChesney
MICHAEL MCCHESNEY
Chief Executive Officer

Date: May 15, 2007	BY: /s/ Tamer Muftizade
TAMER MUFTIZADE
Chief Financial Officer