Form 10QSB
period 2007-06-30
Eastern Goldfields, Inc.
filed 2007-08-20
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q-SB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

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

if Changed Since Last Report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.                                                                                                                                Yes   No ☒

On August 15, 2007, 9,377,986 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): ☒

FORM 10Q-SB

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(Unaudited)

ASSETS

Cash	$2,300,473
Inventories (Note 3)	400,395
Prepaid expenses and other current assets	229,528

Total current assets	2,930,396

Property, plant, and mine development, net
(Notes 4)	9,544,939
Other assets	397,767

Total assets	$12,873,102

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$927,322
Current portion of long-term liabilities (Note 5)	51,360

Total current liabilities	978,682

Long-term liabilities:
Long term liabilities, net of current portion (Note 5)	14,437
Advance from related party	1,309
Reclamation and remediation obligations (Note 6)	323,470

Total long-term liabilities	339,216

Commitments and contingencies (Note 7)	-
Minority interest (Note 8)	1,410,058

Stockholders’ equity:
Common Stock:
$0.001 par value, 25,000,000 shares authorized; 8,856,247 shares issued and outstanding at June 30, 2007	8,856
A Class Preference Shares:
$0.00002 par value, 10,000,000 shares authorized; 2,921,393 shares issued and outstanding at June 30, 2007	46
Common stock to be issued (Note 9)	522
Additional paid in capital	20,605,454
Other comprehensive loss	(1,389,995)
Accumulated deficit	(7,186,334)

12,038,549
Less: Loan to Lomshiyo (Note 8)	(1,893,403)

Total stockholders’ equity	10,145,146

Total liabilities and stockholders’ equity	$12,873,102

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30, 2007	Ended June 30, 2006	Ended June 30, 2007	Ended June 30, 2006
Income:
Sales	$1,739,577	$2,370,058	$3,167,121	$4,017,638
Other income	75,339	41,065	139,988	106,365

Total income	1,814,916	2,411,123	3,307,109	4,124,003
Costs and expenses:
Cost of production	1,203,859	1,308,277	2,375,926	2,714,246
Exploration costs	48,953	-	156,307	-
Operating expenses	570,456	488,835	1,121,793	884,974

Total costs and expenses	1,823,268	1,797,114	3,654,026	3,599,220

Income (Loss) from operations	(8,352)	614,009	(346,917)	524,783
Other expenses:
Interest	4,627	6,215	8,424	15,969

Income (Loss) before minority interest	(12,979)	607,794	(355,341)	508,814
Minority interest	-	(193,462)	-	(193,462)

Income (Loss) before provision for income taxes	(12,979)	414,332	(355,341)	315,352
Provision for income taxes	-	-	-	-

Net income (loss)	($12,979)	$414,332	($355,341)	$315,352

Net income (loss) per share, basic	($0.00)	$0.05	($0.04)	$0.04

Net income (loss) per share, diluted	($0.00)	$0.05	($0.04)	$0.04

Weighted average shares outstanding, basic	8,856,247	8,456,247	8,856,247	7,953,043

Weighted average shares outstanding, diluted	8,856,247	8,456,247	8,856,247	7,953,043

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Common Stock to be Issued	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity
Balance at December 31, 2006	8,856,247	$8,856	2,921,393	$46	$-	$17,819,376	($1,488,651)	($6,830,993)	($1,761,315)	$7,747,319

Common stock issued
for cash (521,739 shares)	-	-	-	-	522	2,786,078	-	-	-	2,786,600
Accrual of interest income on
loan to Lomshiyo	-	-	-	-	-	-	-	-	(132,088)	(132,088)
Net profit (loss)	-	-	-	-	-	-	-	(355,341)	-	(355,341)
Foreign currency translation	-	-	-	-	-	-	98,656	-	-	98,656

Balance at June 30, 2007	8,856,247	$8,856	2,921,393	$46	$522	$20,605,454	($1,389,995)	($7,186,334)	($1,893,403)	$10,145,146

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income (loss)	($355,341)	$315,352

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	41,504	415,773
Stock-based compensation	-	110,523
Accrued interest income on Loan Lomshiyo	(132,088)	(78,852)
Accrual for minority interest	-	193,462
Changes in assets and liabilities:
Decrease (Increase) in inventories	(41,981)	135,119
(Increase) in other assets	(397,767)	-
Decrease in prepaid expenses and other current assets	47,377	216,101
(Decrease) Increase in accounts payable and other current liabilities	15,652	(355,285)
Increase in reclamation and remediation obligations	-	6,588
Net cash provided from (used in) operations	(822,644)	958,781
Cash flows from investing activities:
Purchase of property and equipment	(839,663)	(957,410)
Net cash used in investing activities	(839,663)	(957,410)
Cash flows from financing activities:
Advances from stockholders and related party	(5,164)	(5,841)
Repayment of long-term debt	(49,555)	(68,102)
Proceeds from common stock to be issued	2,786,600	-
Net cash provided by (used in) financing activities	2,731,881	(73,943)
Effect of exchange rates on cash	127,466	264,929
Net increase (decrease) in cash	1,197,040	192,357
Cash, beginning of period	1,103,433	207,885
Cash, end of period	$2,300,473	$400,242
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,424	$15,969
Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$-	$110,523

Accrual of interest income on loan to Lomshiyo	$132,088	$78,852

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

The interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of these interim statements have been included. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying interim consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in the six months ended June 30, 2007, and 2006. The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

3.	INVENTORIES

Inventories at June 30, 2007 consist of the following:

Precious metals in process Stockpiles	$259,900 140,495
$400,395

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of June 30, 2007 are as follows:

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$88,869 5,692,325 3,295,912 1,452,034 95,280 58,588 1,691,840 209,351 323,483
Less: accumulated depreciation	12,907,682 (3,362,743)
Net property and equipment	$9,544,939

Depreciation, depletion and amortization expense is $41,504 for the six months ended June 30, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

5.	LONG TERM LIABILITIES

Standard Bank Vehicle and Asset Finance Less: Current portion	$65,797 (51,360)
$14,437

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 64,584 ($9,175).

Maturities of the liabilities are as follows:

For the year ending December 31: 2007 2008	$51,360 14,437
$65,797

6.	RECLAMATION AND REMEDIATION

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

At June 30, 2007 $323,470 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

6.	RECLAMATION AND REMEDIATION(Continued)

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2006 Increase, change in estimate and other Liabilities settled Accretion expense	$323,038 432 - -
Balance, June 30, 2007	$323,470

7.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond amounting to South African Rands 200,000 ($28,413) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($23,298) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President. This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML. The agreement requires a monthly payment of $15,000. The term of the agreement is one year and is renewable on an annual basis. The Company charged $90,000 to operating expense for the six month period ended June 30, 2007.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director. This agreement covers the investor relation services to be provided by ZPL to EGI. The agreement requires a monthly payment of $16,500. The Company charged $99,000 to operating expense for the six month period ended June 30, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At June 30, 2007 – $1,406,450). This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s June 30, 2007 consolidated balance sheet. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans. The transaction closed on February 2, 2006. The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.5% at June 30, 2007). The note accrues interest and is payable to the Company on January 2, of each year. A total of $267,616 of accrued interest has been added to the note receivable. The note is due and payable on December 31, 2010. The Company’s common stock collaterizes the note receivable.

9.	COMMON STOCK

In May 2007, the Company will issue 521,739 shares of common stock through a private placement for gross cash proceeds of $3,000,000. The Company received $2,786,600 and incurred offering costs of $213,400.

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

Calculation and Estimation of Reserves. We have undertaken prudent efforts to calculate and estimate our mineral reserves for the purpose of accurately understanding and evaluating the mineral deposits that we seek to extract. Further, we are currently undertaking a formal feasibility study to fully understand and evaluate the full extent of our reserves and the mineral deposits on the properties wherein our mining operations are conducted. While we are awaiting the completion of the feasibility study and we are hopeful that it will confirm the economic feasibility of the reserves that we have calculated and estimated previously and we will separately disclose the outcome of the formal feasibility study when it is completed and becomes available, we cannot assure you that the formal feasibility study that is currently being conducted will confirm the reserves that we have calculated and estimated previously.

Limited Trading Market for Common Stock:The Company’s common stock is presently traded in the over-the-counter market and is quoted on the “Pink Sheets”. While we seek to obtain trading of our common stock on the OTC Bulletin Board and possibly the London AIM market, we can not give any assurances that we will be successful in these efforts. Our stock trades on a limited and sporadic basis and we cannot assure you that a continuous liquid trading market will develop or, if it does develop, that it will be sustained for any continuous period.

Lack of Profits and Positive Cash Flow: During the six months ended June 30, 2007, we recorded a net loss of $355,341 compared to a net income of $315,532 for the six months ended June 30, 2006 and positive cash flow during both periods. While we believe that if we can successfully implement our business plan and if market and competitive conditions allow we will achieve profitability, we can not assure you that we will achieve profitability or if we do achieve profitability, that we can sustain profitability and positive cash flow in the future.

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

Results of Operations for the Six Months Ended June 30, 2007 and 2006

As used herein, the term “we,” “our, “us,” and the “Company” shall refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

A summary of our comparative operations, which arise only from open pit mining operations at its Lily Mine were as follows:

	Six months period ended June 30,		Three months period ended June 30,
	2007	2006	2007	2006
Ore Tons Milled	76,282	87,599	35,404	46,542
Yield – grams per ton	1.93	2.46	2.22	2.81
Gold Sold – oz	4,722	7,181	2,535	4,212
Gold price - $/oz	$662	$550	$670	$622

Total Income*	$3,307	$4,124	$1,815	$2,411
Cost of Production*	($2,376)	($2,714)	($1,204)	($1,308)
Exploration Costs*	($156)	-	($49)	-
Operating Income*	$775	$1,410	$562	$1,103
Operating Expenses, net*	($1,130)	($901)	($575)	($495)
Minority Interest*	-	($193)	-	($194)
Net Income (Loss) *	($355)	($316)	($13)	$414

* Expressed in Thousands

Comparative Results of the Six Months Ended June 30, 2007 and 2006

Revenues: For the 2007 period covering six months of commercial production from January 1, 2007 to June 30, 2007 (“First Half-Year 2007”), we recorded revenues of approximately $3,167,000 from sales of gold versus revenues of approximately $4,018,000 for the six month period from January 1, 2006 to June 30, 2006 (the “First Half-Year 2006”), which amounted to a decrease of approximately 21%. The principal factors affecting this decrease in revenue were as follows:

•

Open pit operation at our Lily Mine was originally expected to cease in June 2006. During the last quarter of 2005, a total of 4,511 meters of diamond drilling was completed in 19 boreholes of which 12 intersected the Lily orebody and the remainder were used to define the outer limits of the mineralization. As a result, we were able to revise our mineral reserves at the Lily open pit and a new estimate of 17,000 ounces was made enabling the Company to continue production to the end of calendar year 2006. In September 2006, we completed a Reverse Circulation (RC) drilling program over an area immediately east of the existing Lily Mine open pit, the objective of which was to further extend the life of the open pit. This program involved the drilling of 26 shallow RC holes to probe the eastern strike extension of the Lily orebody. Positive outcome of this drilling program resulted in the development of a new extension (Lily East) to the existing open pit at the Lily Mine. Having already extended the life of the open pit by six months to the end of calendar year 2006, this RC drilling program proved up an additional 10,000 ounces, providing a further extension of open pit mining operations to mid-2007. Accordingly, production in 2006 related to our existing open pit operations at the Lily Mine, whereas production in 2007 related to Lily East, the new extension to the existing open pit. However, Lily East extension did not prove up to expectations. Initially we experienced problems with the viscosity of the oxide ore in the thickening stage, thus hindering the mill throughput. At a later stage, we established that there has been loss of carbon in the process which adversely affected the recovery rates. As a result, Lily East yielded 1.93 grams per ton as compared with a yield of 2.46 grams per ton at the Lily Mine in 2006; a reduction in yield of 22%. However, this reduction in production was in part compensated by the increase in the price of gold. Whereas, our 2006 sales averaged $550 per ounce of gold, our 2007 sales have averaged $662 per ounce of gold; an increase in the price of gold of 20.4%.

Cost of Production: Although ore tons milled remained approximately the same during the First Half-Year 2007 compared to the First Half-Year 2006, the reduction in yield resulted in lower production, however, at a higher cost of production. During the First Half-Year 2007, we produced 4,722 ounces of gold for $2,376,000, whereas, during the Half-Year 2006, we produced 7,181 ounces of gold for $2,714,000. Accordingly, per ounce cost of production for the First Half-Year 2007 was $503 whereas per ounce cost of production for First Half-Year 2006 was $378; an increase in the per ounce production of gold of 33%. Major reason for this increase was due to the higher than expected volume of waste tons mined. During the First Half-Year 2006, 115,000 tons of waste were mined whereas 376,000 tons of waste were mined during the First Half-Year 2007. Although, the strip ratio (waste to ore tons mined) in the initial phases of an open pit is expected to be high, the overburden at the Lily East open pit was much greater than was originally estimated.

Operating Expenses for the First Half-Year 2007:  Our operating expenses increased by 26.7%; from approximately $885,000 in the First Half-Year 2006 to approximately $1,122,000 in the First Half-Year 2007. The increase is mainly due to legal and audit fees relating to the periodic reporting requirements of the company.

Changes in Exchange Rates: Changes in exchange rates did not have a significant impact on the comparability of our results for the First Half-Year 2007 versus the First Half-Year 2006. The average rates of exchange for the interim periods ended June 30, 2007 and June 30, 2006 were SAR 7.0439 to $1 and SAR 6.7565 to $1, respectively – approximately 4.25% weakening of the South African Rand against the US Dollar. Had the exchange rate remained the same during the First Half-Year 2007 as that during the First Half-Year 2006 , the results of our operations arising from South African Rand transactions would have been approximately $5,144 positively affected.

Changes in exchange rates also did not have a significant impact on the comparability of our balance sheets as of June 30, 2007 versus June 30, 2006. The rates of exchange as at June 30, 2006 and June 30, 2007 were SAR 7.1680 to $1 and SAR 7.0390 to $1, respectively – approximately 1.8% strengthening of the South African Rand against the US Dollar. Had the exchange rate remained the same in 2007 as that of 2006, our total South African Rand based net assets would have been approximately $98,656 higher. This variation in the main relates to our property, plant and mine development costs.

Development

              In April 2006, we completed our pre-feasibility study for underground mining at the Lily Mine. The results, which have since been revised, currently suggests that a Life of Mine plan showing 1.25 million tons of ore to be milled at a yield of 3.92 grams per ton to recover approximately 160,000 ounces of gold over a period of 8 years. The grade distribution of the orebody dictates that production in the first 2 years will be approximately 30,000 ounces per annum reducing to 18,000 ounces per annum in the remaining 5 to 6 years based on our current estimates. As a result, the mine appears to be highly profitable in the first two years and provides adequate returns in the subsequent years. The development of this underground mine has commenced in July 2007. Capital expenditure to develop this underground mine is currently estimated at approximately $12 million and we plan to raise this amount through an Initial Public Offering (IPO) in London’s AIM market through a secondary listing in autumn 2007. We may incur additional capital expenditures or revise our estimates further as we evaluate our capital requirements in the future.

The inauguration ceremony for our Lily underground mine was held on February 15, 2007 with the first blast officially set off by the wife of Chief Dlamini, head of the Lomshiyo Tribal Community, the company’s Black Economic Empowerment partner. The occasion marked the mine’s transformation from a previously open-cast mine into an underground mine, the completion of the planning and preparation of the upper section of the Lily underground mine and the commencement of the development of the adit portal. Underground development commenced in July 2007 with the first production from the underground section expected mid-2007 and full production in 2008. Undoubtedly, this was a historic moment for us all. From our local social standpoint, we look forward to evidencing the benefits from the Lily underground mine, showing that EGI brings hope and opportunity to the overall area. We will focus on social responsibility programs, job creation and rural renewal, to the extent that we are able.

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

Furthermore, following the successful results of a Reverse Circulation drilling programme in the vicinity of the old Rosie's Fortune workings, situated at the eastern extremity of the Lily Fault within the Company's mining title, another open pit has been established. The drilling results indicated open pitable Mineral Reserves of approximately 100,000 tonnes at an average grade of 3.5 g/t, representing a gold content of 10,000 oz. Production commenced in July 2007 and is expected to continue until March 2008.

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

Ongoing exploration is currently expected to continue at the Worcester Mine and the other target locations within the Company’s mineral rights. In most cases encouraging results have been obtained so far and a further amount of $3.5 Million is required for exploration purposes over the next 18 months if current estimates remain accurate.

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

In the interim, the Company requires funding in order to implement its plans prior to the main funding discussed above. Accordingly, in May 2007, the Company raised US$3,000,000 via a private placement offering of 521,739 restricted common shares.  The Company received $2,786,600 and incurred offering costs of $213,400.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the half-year ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

EASTERN GOLDFIELDS, INC.

Date: August 17, 2007	BY:/s/ MICHAEL MCCHESNEY
MICHAEL MCCHESNEY
Chief Executive Officer

Date: August 17, 2007	BY:/s/ TAMER MUFTIZADE
TAMER MUFTIZADE

                                               Chief Financial Officer