Form 10QSB
period 2007-09-30
Eastern Goldfields, Inc.
filed 2007-11-16
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q-SB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

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

if Changed Since Last Report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.                                                                                                                               Yes ☐ No ☒

On November 15, 2007, 9,377,986 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ ☒

FORM 10Q-SB

FORWARD-LOOKING STATEMENTS

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

ASSETS

Cash	$1,295,263
Inventories (Note 3)	447,756
Prepaid expenses and other current assets	527,408

Total current assets	2,270,427

Property, plant, and mine development, net
(Notes 4)	11,382,505
Other assets	406,752

Total assets	$14,059,684

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$1,347,286
Current portion of long-term liabilities (Note 5)	205,268

Total current liabilities	1,552,554

Long-term liabilities:
Long term liabilities, net of current portion (Note 5)	504,172
Advance to Cheston Minerals	-
Reclamation and remediation obligations (Note 6)	330,777

Total long-term liabilities	834,949

Commitments and contingencies (Note 7)	-
Minority interest (Note 8)	1,410,058

Stockholders’ equity:
Common Stock:
$0.001 par value, 25,000,000 shares authorized; 9,377,986 shares issued and outstanding at September 30, 2007	9,378
A Class Preference Shares:
$0.00002 par value, 10,000,000 shares authorized; 2,921,393 shares issued and outstanding at September 30, 2007	46
Additional paid in capital	20,605,448
Other comprehensive loss	(578,604)
Accumulated deficit	7,813,091

12,223,177
Less: Loan to Lomshiyo (Note 8)	(1,961,054)

Total stockholders’ equity	10,262,123

Total liabilities and stockholders’ equity	$14,059,684

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2007

(Unaudited)

________________________________________________________________________________________________________

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income:
Sales	$1,863,215	$1,809,359	$5,030,336	$5,826,997
Other income	116,054	22,706	256,042	129,071
Total income	1,979,269	1,832,065	5,286,378	5,956,068
Costs and expenses:
Cost of production	1,796,775	1,080,292	4,172,701	3,794,538
Exploration costs	(26,764)	-	129,543	-
Operating expenses	827,294	387,138	1,949,087	1,272,112
Total costs and expenses	2,597,305	1,467,430	6,251,331	5,066,650

Income (Loss) from operations	(618,036)	364,635	(964,953)	889,418
Other expenses:
Interest	8,721	5,280	17,145	21,249

Income (Loss) before minority interest	(626,757)	359,335	(982,098)	868,169
Minority interest	-	(79,348)	-	(272,810)

Income (Loss) before provision for income taxes	(626,757)	280,007	(982,098)	595,359
Provision for income taxes	-	-	-	-

Net income (loss)	($626,757)	$280,007	($982,098)	$595,359

Net income (loss) per share, basic	($0.07)	$0.03	($0.11)	$0.07

Net income (loss) per share, diluted	($0.06)	$0.03	($0.10)	$0.07

Weighted average shares outstanding, basic	9,117,117	8,856,247	9,117,117	8,204,645

Weighted average shares outstanding, diluted	9,967,117	8,648,840	9,967,117	8,397,238

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

____________________________________________________________________________________________________________

	Common Stock		A Class Preference Shares
	Number of	Par	Number of	Par	Additional	Other Comprehensive	Accumulated	Loan to	Total Stockholders’
	Shares	Value	Shares	Value	Paid-in Capital	Loss	Deficit	Lomshiyo	Equity
Balance at December 31, 2006	8,856,247	$8,856	$2,921,393	$46	$17,819,370	($1,488,651)	($6,830,993)	($1,761,315)	$7,747,313

Common stock issued
for cash	521,739	522	-	-	2,786.08	-	-	-	2,786,600
Accrual of interest income on
loan to Lomshiyo	-	-	-	-	-	-	-	(199,739)	(199,739)
Net profit (loss)	-	-	-	-	-	-	(982,098)	-	(982,098)
Foreign currency translation	-	-	-	-	-	910,047	-	-	910,047

Balance at September 30, 2007	9,377,986	$9,378	$2,921,393	$46	$20,605,448	($578,604)	($7,813,091)	($1,961,054)	$10,262,123

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	($982,098)	$595,359

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	370,153	336,460
Stock-based compensation	-	110,523
Accrued interest income on Loan Lomshiyo	(199,739)	(119,314)
Accrual for minority interest	-	272,810
Changes in assets and liabilities:
(Increase) Decrease in inventories	(89,342)	68,620
(Increase) in other assets	(406,752)	-
(Increase) Decrease in prepaid expenses and other current assets	(250,503)	301,492
Increase (Decrease) in accounts payable and other
current liabilities	435,596	(304,594)
Net cash provided from (used in) operations	(1,122,685)	1,261,356
Cash flows from investing activities:
Purchase of property and equipment	(2,542,544)	(1,288,674)
Net cash used in investing activities	(2,542,544)	(1,288,674)
Cash flows from financing activities:
Repayment of advances from stockholders	(6,473)	(12,908)
Receipt (Repayment) of long-term debt	594,088	(99,321)
Proceeds from issuance of common stock	2,786,600	-
Net cash provided by (used in) financing activities	3,374,215	(112,229)
Effect of exchange rates on cash	482,844	489,951
Net increase (decrease) in cash	191,830	350,404
Cash, beginning of period	1,103,433	207,885
Cash, end of period	$1,295,263	$558,289
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,145	$21,249
Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$-	$110,523

Accrual of interest income on loan to Lomshiyo	$199,739	$119,314

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

____________________________________________________________________________

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

Net Loss Per Share

2.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in the nine months ended September 30, 2007, and 2006. The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

3.	INVENTORIES

Inventories at September 30, 2007 consist of the following:

Precious metals in process Stockpiles	$279,305 168,451
$447,756

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of September 30, 2007 are as follows:

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$90,870 5,820,490 5,054,116 1,484,728 97,425 62,103 1,729,933 214,065 330,767
Less: accumulated depreciation	14,884,497 (3,501,992)
Net property and equipment	$11,382,505

Depreciation, depletion and amortization expense is $370,153 for the nine months ended September 30, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

5.	LONG TERM LIABILITIES

Standard Bank Vehicle and Asset Finance Less: Current portion	$709,440 (205,268)
$504,172

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 182,669 ($26,535).

Maturities of the liabilities are as follows:

For the year ending December 31: 2007 2008 2009 2010 2011	$57,020 172,481 156,243 175,244 148,452
$709,440

6.	RECLAMATION AND REMEDIATION

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

At September 30, 2007 $330,777 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

6.	RECLAMATION AND REMEDIATION(Continued)

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2006 Increase, change in estimate and other Liabilities settled Accretion expense	$323,038 7,739 - -
Balance, September 30, 2007	$330,777

7.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond amounting to South African Rands 200,000 ($29,053) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($23,823) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President. This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML. The agreement requires a monthly payment of $15,000 increased to $16,000 effective July 1, 2007. The term of the agreement is one year and is renewable on an annual basis. The Company charged $138,000 to operating expense for the nine month period ended September 30, 2007.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director. This agreement covers the investor relation services to be provided by ZPL to EGI. The agreement requires a monthly payment of $16,500. The Company charged $148,500 to operating expense for the nine month period ended September 30, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At September 30, 2007 – $1,438,117). This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s September 30, 2007 consolidated balance sheet. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans. The transaction closed on February 2, 2006. The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.5% at September 30, 2007). The note accrues interest and is payable to the Company on January 2, of each year. A total of $331,969 of accrued interest has been added to the note receivable. The note is due and payable on December 31, 2010. The Company’s common stock collaterizes the note receivable.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

______________________________________________________________________________

9.	COMMON STOCK

In May 2007, the Company issued 521,739 shares of common stock through a placing for gross cash proceeds of $3,000,000. The Company received $2,786,600 and incurred offering costs of $213,400.

Item 1A. Factors That May Affect Future Results

As used herein, the term “we,” “our, “us,” and the “Company” shall refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

Small Company, Limited Resources & Need for Additional Capital: We are a small company with limited financial resources relative to the many competitors in our industry. In the event of any unexpected problems or difficulties in our business and operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions. Further, we currently estimate that we will need to raise an additional $25,000,000 in additional capital. We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to execute our plans.

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

Lack of Profits and Positive Cash Flow: During the nine months ended September 30, 2007, we recorded a net loss of $982,098 compared to a net income of $595,359 for the nine months ended September 30, 2006 and negative cash flow during both periods. While we believe that if we can successfully implement our business plan and if market and competitive conditions allow we will achieve profitability, we can not assure you that we will achieve profitability or if we do achieve profitability, that we can sustain profitability and positive cash flow in the future.

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

Calculation and Estimation of Reserves: We have undertaken prudent efforts to calculate and estimate our mineral reserves for the purpose of accurately understanding and evaluating the mineral deposits that we seek to extract. Further, we are currently undertaking a formal feasibility study to fully understand and evaluate the full extent of our reserves and the mineral deposits on the properties wherein our mining operations are conducted. While we are awaiting the completion of the feasibility study and we are hopeful that it will confirm the economic feasibility of the reserves that we have calculated and estimated previously and we will separately disclose the outcome of the formal feasibility study when it is completed and becomes available, we cannot assure you that the formal feasibility study that is currently being conducted will confirm the reserves that we have calculated and estimated previously.

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

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

As used herein, the term “we,” “our, “us,” and the “Company” shall refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

A summary of our comparative operations, which arise only from open pit mining operations at its Lily Mine were as follows:

	Nine months period ended September 30,		Three months period ended September 30,
	2007	2006	2007	2006
Ore Tons Milled	119,624	133,925	43,343	46,326
Yield – grams per ton	1.96	2.38	1.91	2.05
Gold Sold – oz	7,257	10,389	2,639	3,085
Gold price - $/oz	$668	$601	$678	$622

Total Income*	$5,286	$5,956	$1,979	$1,832
Cost of Production*	($4,173)	($3,795)	($1,797)	($1,080)
Exploration Costs*	($129)	-	$27	-
Operating Income*	$984	$2,161	$209	$752
Operating Expenses, net*	($1,966)	($1,293)	($836)	($393)
Minority Interest*	-	($273)	-	($79)
Net Income (Loss) *	($982)	$595	($627)	$280

* Expressed in Thousands

Comparative Results of the Nine Months Ended September 30, 2007 and 2006

Revenues: For the 2007 period covering nine months of commercial production from January 1, 2007 to September 30, 2007 (the “First Three-Quarter 2007”), we recorded revenues of approximately $5,030,000 from sales of gold versus revenues of approximately $5,827,000 for the nine month period from January 1, 2006 to September 30, 2006 (the “First Three-Quarter 2006”), which amounted to a decrease of approximately 14%. The principal factors affecting this decrease in revenue were as follows:

•

Open pit operation at our Lily Mine was originally expected to cease in June 2006. During the last quarter of 2005, a total of 4,511 meters of diamond drilling was completed in 19 boreholes of which 12 intersected the Lily orebody and the remainder were used to define the outer limits of the mineralization. As a result, we were able to revise our mineral reserves at the Lily open pit and a new estimate of 17,000 ounces was made enabling the Company to continue production to the end of calendar year 2006. In September 2006, we completed a Reverse Circulation (RC) drilling program over an area immediately east of the existing Lily Mine open pit, the objective of which was to further extend the life of the open pit. This program involved the drilling of 26 shallow RC holes to probe the eastern strike extension of the Lily orebody. Positive outcome of this drilling program resulted in the development of a new extension (Lily East) to the existing open pit at the Lily Mine. Having already extended the life of the open pit by six months to the end of calendar year 2006, this RC drilling program proved up an additional 10,000 ounces, providing a further extension of open pit mining operations to mid-2007. Accordingly, production in 2006 related to our existing open pit operations at the Lily Mine, whereas production in 2007 related to Lily East, the new extension to the existing open pit. However, Lily East extension did not prove up to expectations. Initially we experienced problems with the viscosity of the oxide ore in the thickening stage, thus hindering the mill throughput. At a later stage, we established that there has been loss of carbon in the process which adversely affected the recovery rates. As a result, Lily East yielded 1.96 grams per ton as compared with a yield of 2.38 grams per ton at the Lily Mine in 2006; a reduction in yield of 18%. However, this reduction in production was in part compensated by the increase in the price of gold. Whereas, our 2006 sales averaged $601 per ounce of gold, our 2007 sales have averaged $668 per ounce of gold; an increase in the price of gold of 11%.

Cost of Production: From January to June 2007 oxide ore was mined from the Lily East pit which contained excessive moisture leading to a viscosity problem that prohibited the normal throughput of tons through the processing plant. Production was further hampered by the failure of the main electrical transformer and the repairs to the mill girth gear. In July 2007 production began at Rosie's Fortune, a further open pit extension to the Lily East. The presence of "old workings" in Rosie’s Fortune resulted in lower tons treated as these “old workings” are previously stopped out areas representing loss of ore. In comparison, during the First Three-Quarter 2006, higher grade sulphide ore was being mined from the Lily open pit. As a result,

119,654 tons of ore were milled during the First Three-Quarter 2007 as compared to 133,925 tons of ore during the First Three-Quarter 2006; a reduction in ore tons milled of approximately 11%.

Furthermore, cost of production during the First Three-Quarter 2007 was higher due to the high waste to ore strip ratio in both the Lily East and Rosie’s Fortune pits. Although, this strip ratio in the initial phases of an open pit is expected to be high, the overburden at the Lily East open pit was much greater than was originally estimated. Total waste tones mined during the First Three-Quarter 2007 was 119,167 tons at a strip ratio of 9.33:1 in comparison to the First Three-Quarter 2006 where a total of 322,886 waste tons were mined at a strip ratio 2.43:1.

Accordingly, during the First Three-Quarter 2007, we produced 7,257 ounces of gold for $4,172,701, whereas, during the First Three-Quarter 2006, we produced 10,389 ounces of gold for $3,794,538. This resulted in per ounce cost of production for the First Three-Quarter 2007 of $575 whereas per ounce cost of production for the First Three-Quarter 2006 was $365; an increase in the per ounce production of gold of approximately 58%.

Operating Expenses for the First Three-Quarter 2007:  Our operating expenses increased by approximately 53%; from $1,272,000 in the First Three-Quarter 2006 to $1,949,000 in the First Three-Quarter 2007. The increase is mainly due to legal and audit fees relating to the periodic reporting requirements of the company, salaries and wages and travelling expenses.

Changes in Exchange Rates: Changes in exchange rates did not have a significant impact on the comparability of our results for the First Three-Quarter 2007 versus the First Three-Quarter 2006. The average rates of exchange for the interim periods ended September 30, 2007 and September 30, 2006 were SAR 6.9664 to $1 and SAR 6.9995 to $1, respectively – approximately 0.47% strengthening of the South African Rand against the US Dollar. Had the exchange rate remained the same during the First Three-Quarter 2007 as that during the First Three-Quarter 2006, the results of our operations arising from South African Rand transactions would have been negligibly affected.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of September 30, 2007 versus September 30, 2006. The rates of exchange as at September 30, 2006 and September 30, 2007 were SAR 7.6540 to $1 and SAR 6.8840 to $1, respectively – approximately 11% strengthening of the South African Rand against the US Dollar. Had the exchange rate remained the same in 2007 as that of 2006, our total South African Rand based net assets would have been approximately $1,043,000 lower. This variation in the main relates to our property, plant and mine development costs.

Development

In April 2006, we completed our pre-feasibility study for underground mining at the Lily Mine. The results, which have since been revised, currently suggests that a Life of Mine plan may show 1.25 million tons of ore that may be milled at a yield of 3.92 grams per ton to recover approximately 160,000 ounces of gold over a period of 8 years. The grade distribution of the orebody dictates that production in the first 2 years may be approximately 30,000 ounces per annum reducing to 18,000 ounces per annum in the remaining 5 to 6 years based on our current estimates. As a result, the mine may be highly profitable in the first two years and provides adequate returns in the subsequent years. The development of this underground mine commenced in July 2007. Capital expenditure to develop this underground mine is currently estimated at approximately $20 million and, to the extent that we are able, we plan to raise this amount through an Initial Public Offering (IPO) in London’s AIM market through a secondary listing in April 2008. We may incur additional capital expenditures or revise our estimates further as we evaluate our capital requirements in the future.

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

The success, to date, of the drilling programs in the Lily Project area is further reflected in the discovery of additional zones of gold mineralization over some 2.5 km of strike (horizontal continuation) of the Lily ore body. This has lead to the establishment of the new Lily East open pit and the identification of the economic potential of a more laterally extensive area for shallow underground mining than originally thought when the underground pre-feasibility study was completed a year ago. The estimates given above may be changed or revised as we continue to further review our mineral reserves in light of further studies in the future. As noted elsewhere in this Form 10-QSB, we have undertaken prudent efforts to calculate and estimate our mineral reserves for the purpose of accurately understanding and evaluating the mineral deposits that we seek to extract. Further, we are currently undertaking a formal feasibility study to fully understand and evaluate the full extent of our reserves and the mineral deposits on the properties wherein our mining operations are conducted. We can not assure you that we will not change or revise our estimates.

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

The development of the underground mine at Lily is of primary importance and the capital expenditure estimate for this project is $20 Million based solely upon our current estimates. If these estimates remain accurate, we believe that this may allow for the development of the underground workings and the mine infrastructure as well as the construction of a new processing plant at the Lily Mine site. However, the estimated cost for this project may change or increase if difficulties or problems arise.

Ongoing exploration is currently expected to continue at the Worcester Mine and the other target locations within the Company’s mineral rights. In most cases encouraging results have been obtained so far and a further amount of $3.5 Million is required for exploration purposes over the next 18 months if current estimates remain accurate

In line with our current growth strategy and if market conditions allow, we intend to make at least one acquisition in 2008 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation.

Accordingly we seek to raise additional capital in April 2008 that may allow us to raise an additional $25 Million in new capital. There can be no assurance that we will be successful in raising any such additional new capital or, if we are successful, that the additional new capital can be raised on terms that are reasonable in light of our current circumstances. The use of funds, as currently estimated, is summarized below:

Lily underground mine	$20.0 M
Exploration	$ 3.5 M
Other	$ 1.5 M
Total	$25.0 M

To the extent that we are able, we plan to raise this amount via a secondary listing of our common stock in London’s AIM market in April 2008.

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

We hold mineral claims covering 14,000 hectares (approximately 34,600 acres) in the Barberton Greenstone Belt, which has been an active mining district for more than 100 years, yet is still largely under-explored. Our producing mine, the Lily Mine, has been operating since 2000 as an open pit with production of about 15,000 ounces of gold annually. However, production, from the Lily Mine open pit operation is presently anticipated to terminate in mid-2008.

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

In line with this Prefeasibility study, and the recommendations of its consultants, we raised further funds of $2,000,000 in October 2006 and carried out the recommended additional drilling program thereby strengthening and confirming its mineral reserves. Our current plan has been revised to include the building of the new processing in 2008 which, if our plans can be undertaken, may become operational in 2009.

Prior to this planned new processing plant becoming operational, underground ore will be transported to the Makonjwaan processing plant where it will be treated in the same way as it has over the last 6 years of operations at the Lily Mine. The funding required to establish the new underground mine, is currently estimated at $20,000,000, and is subject to change as we revise our estimates based on further analysis. To the extent that we are able, we plan to raise this amount via a secondary listing of our common stock in London’s AIM market in April 2008.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the three-quarter period ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

EASTERN GOLDFIELDS, INC.

Date: November 16, 2007	BY:/s/ Michael McChesney
MICHAEL MCCHESNEY
Chief Executive Officer

Date: November 16, 2007	BY:/s/ Tamer Muftizade
TAMER MUFTIZADE

                                                                             Chief Financial Officer