Form 10KSB
period 2007-12-31
Eastern Goldfields, Inc.
filed 2008-04-15
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer's telephone number (619) 497-2555

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

State issuer’s revenues for its most recent fiscal year $7,615,358

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $23,474,365 AS OF MARCH 24, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,377,986 AS OF MARCH 24, 2008

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

FORM 10-KSB

PART I

FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MINING OPERATIONS, RESERVE ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE VOLATILITY OF GOLD PRICES IN THE MARKETPLACE. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term “the Company,” “we,” “us,” and “our” refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

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

The economic substance of this acquisition or merger was that EGI issued new equity to the shareholders of EGL in exchange for 100% of EGL’s common stock.This share exchange for the acquisition of EGL by EGI’s wholly owned South African subsidiary, EGSA, was accounted for as a reverse acquisition, and, accordingly, for financial statement purposes, EGL was considered the accounting acquiror and the subject transaction was considered a recapitalization of EGL rather than an acquisition by the Company. Accordingly, the historical financial statements prior to this share exchange are those of EGL, however, the name of the consolidated corporation going forward is Eastern Goldfields, Inc.

EGL itself is a South African holding company which has three South African subsidiary corporations; namely, Makonjwaan Imperial Mining Company (Pty) Ltd. (“MIMCO”), Eastern Goldfields Exploration (Pty) Ltd. (“EGE”) and Centurion Mining Company (Pty) Ltd. (“Centurion”). The Company’s “mineral rights” or “claims”, as more specifically described in “Item 2. Description of Property”, are held in the name of EGL itself and in the names of EGL’s South African subsidiaries.

Our Objectives

To the extent that we are able, we are pursuing a strategy of growth in our mineral reserves through optimization of current operations, exploration and prudent acquisitions. We believe that if we are successful in implementing our business plan, we have the personnel and properties necessary to make the transition from our current production status as a small mining company to a “junior resource company”. In the gold mining industry a “junior resource company” is generally considered a mining company with a minimum annual production of 100,000 oz. We are lead by an experienced management team and Board of Directors that are made up of professional engineers, financiers and geologists who have significant hands-on experience at every stage of gold exploration, development and production.

We hold mineral claims covering 14,000 hectares (approximately 34,600 acres) in the Barberton Greenstone Belt of South Africa, which has been an active mining district for more than 100 years, yet is still largely under-explored. Our producing mine, the Lily Mine, has been operating profitably as an open pit operation under current management since 2000 with production of about 15,000 ounces of gold annually from the various open pit operations. However, we cannot assure you that these profitable operations will continue or, if they do continue, that they will continue at the same level and to the extent of current levels.

If we are successful and to the extent that we are able, we intend to extend the life of operations at the Lily Mine area by commencing underground operations by the end 2008. Accordingly, in September 2005, the Company raised $2,750,000 via a Phase I private placement offering of 630,000 restricted common shares. This Phase I funding was primarily utilized to conduct a Phase 2 diamond drilling program (discussed below) which did confirm and enhance the results of earlier preliminary studies with respect to the Company’s reserves located at the Lily Mine area.

The results of this Phase 2 diamond drilling program were incorporated in a pre-feasibility study prepared by the Company to assess its future development. The possibility of extending the open pit was considered in addition to the building of a new underground mine. The pre-feasibility study concluded that a new underground mine would provide a better return on investment, particularly as the mineral reserves in the upper region of the mine could be accessed very quickly. The pre-feasibility study also concluded that additional drilling should be carried out in order to place greater confidence in the Company’s mineral reserves.

The international mining consultant firm of Behre Dolbear was engaged by the Company to provide an independent expert opinion on the pre-feasibility study. Senior personnel from Behre Dolbear's London and Toronto offices visited Lily Mine during May 2006 to complete this due diligence work. Behre Dolbear endorsed the recommendation to carry out additional drilling (Phases 3 and 4).

Diamond drilling phases 3 and 4 were successfully completed during 2007, financed by additional private placements at the end of 2006 and during 2007. The continued success of drilling encouraged management to embark in June 2007 on the compilation of a full Bankable Feasibility Study (BFS), a project managed by Turgis Consulting (Pty) Ltd. The BFS was completed with the combined services of a number of recognized consulting firms in March 2008. These drilling programs greatly increased the reserve estimates and subsequent financial viability and life of mine at the Lily Mine and have been included in the BFS that was completed on March 7, 2008.

To the extent that the Company is able, the Company has set the following objectives:

•	To raise sufficient funds to develop the Lily Mine into a full underground operation in 2008 in line with the BFS;
•

To raise sufficient funds to acquire the nearby Barbrook Mine. Completion of this acquisition will allow a revision to the BFS and assumes that the plant at the Barbrook Mine can be refurbished for operation in 2008 to process the Lily ore. Prior to this planned new processing plant becoming operational, underground ore will continue to be transported to the existing Makonjwaan processing plant;

•	To continue exploration on all other company properties;
•	To continue investigating other potential acquisitions.

There can be no assurance that the Company will be successful in achieving any of its objectives. The Company is a relatively small competitor in the gold mining industry and there are many variables that are beyond its control. Further, the price of gold is often influenced by cyclical and macoeconomic conditions that can not easily be predicted.

Overview of the Company’s Mining Operations

In order to better understand the Company’s mining operations in general and specifically its mineral exploration and drilling programs, a description of these programs along with the industry accepted definitions of the confidence level for the anticipated extraction of minerals is provided. The Company’s mining operations generally comprise the following:

•	The search for and location of mineralized deposits with mine development potential;
•	The determination of the quantity (tonnage), quality (grade) and continuity of a mineralized deposit necessary for its classification as a mineral reserve;
•	The demonstration, through a recognized Feasibility or Bankable Feasibility Study, of the commercial viability of any identified mineral reserve; and
•	The commencement of mineral production utilizing existing or newly constructed processing facilities.

Mining Operation Terms and Definitions

The following mining terms and definitions will be of assistance in understanding the present and contemplated mining operations of the Company:

Mineral Deposit

A “mineral deposit” is defined as a concentration of mineralization which may be such as to constitute an ore body. It will havebeen delineated by appropriate drilling and/or underground sampling to support a mining operation producing sufficient tonnages and average grades of metal(s) to be economically viable. Under SEC accounting rules, a “mineral deposit” does not qualify as a mineral reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other modifying factors is taken into consideration in an economic feasibility.

Mine Development

A “mine development” is defined as the preliminary activities undertaken for the specific purpose of exploiting a “mineral deposit” so as to make the actual ore extraction possible.

Reserve

That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” when dealing with metalliferous minerals and the quantity of “reserves” is based on estimates obtained by management consistent with generally accepted practices in the industry and as provided by studies undertaken to evaluate the extent of reserves.

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

Probable (Indicated) Reserves

Reserves are estimates for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. However, all calculations are based on current estimates and are subject to revision or reduction as additional information is obtained by the Company.

South African Mining Legislation

The current South African mining legislation promulgated under “Mineral and Petroleum Resources Development Act 2004 (“MPRDA”) seeks, among other things, (i) to expand opportunities for historically disadvantaged people to enter the mineral industry and obtain benefits from the exploitation of mineral resources; and (ii) to promote employment, socialand economic welfare as well as ecologically sustainable development. In order to convert an old order mining right to a new order mining right the holder is compelled to lodge a social and labor plan and an undertaking on how it is intended to expand opportunities for historically disadvantaged persons to enter the mineral industry. Further, for purposes of mining right conversions effective May 1, 2004, the MPRDA (incorporating the Mining Charter) requires mining company ownership for historically disadvantaged South Africans at 15% during the first five years and 26% in 10 years, such transfer of ownership to be at fair market value. Accordingly, on February 2, 2006, and pursuant to the requirements of MPRDA, EGL sold 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 ($1,442,778). Lomshiyo is a Sou th African corporation whose majority shareholders are historically disadvantaged persons.

As indicated above, the MPRDA dictated the sale of this 26% interest to Lomshiyo. Other than the sale of this 26% interest there are no anticipated costs for compliance with the requirements of MPRDA.

Since its redirection, the Company's activities have been limited primarily to the production of gold and the implementation of preliminary exploration programs on those properties in which it has an interest. Prospecting and mining rights are held in the South African subsidiary companies and are consolidated in the north eastern portion of the Barberton Goldfield. These rights include a mining license for the Lily Mine and various prospecting rightsgranted to the Company’s various subsidiary corporations. The total area covered by these Mineral Rights is in excess of 14,000 hectares (approximately 34,600 acres). See “Item 2. Description of Property”.

Description of EGI’s Mining Operations

Eastern Goldfields Limited Mining Operations

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of EGL:

1.	Number of Claims: 14,518 (21,338 acres)

2.

Location and Means of Access to Claims: These claims are located in the areas referred to as the Jamestown and Albion Claims Group. These claims include the dormant Worcester Gold Mine which is located 19 kilometers north of the town of Barberton and 25 kilometers from the city of Nelspruit (capital of the Mpumalanga Province) where EGL has its headquarters.

3.

Description of Claims: These claims encompass approximately 21,338 acres of exploration ground. This area includes portions of the Sheba Hills Claims Group, the Jamestown West Claims Group, the Barberton Townlands Claims Group, the Albion Claims Group and the Worcester Claims Group.

Numerous old workings, other than the Worcester Mine, exist within this claim area and include: Bonnie Dundee, Independent, Connat, Mary Hope, Great Britain and other smaller old-timer prospects.

4.

History of Previous Operations: The Worcester Mine has been the focus of sporadic attention since the mine was first opened in 1887. Total recorded gold production until production ceased in 1991 was approximately 200,000 ounces of gold. The mine and surrounding area has been explored by various companies and individuals using geological mapping, air photo interpretation, soil and rock chip geochemistry, geophysics, trenching, underground mapping and channel sampling and finally surface diamond drilling. The property has been dormant since its closure in 1991 to the present time.

5.	Present Condition of the Property: Exploration has been planned in phases over the claim area. The first phase was focused on two specific locations.

•

Worcester Mine - The initial exploration drilling program (3,125m) consisting of nine diamond drill holes (with non-directional wedges) was completed during the first quarter of 2007. This program explored to a depth of 450 meters below surface. The results indicated down dip extension and assisted in interpreting complex structural features which have displaced previously interpreted reef positions. A second phase of drilling was initiated in November 2007. This phase, of which five holes are already complete (1,900m), will continue to probe the depth extensions below the existing workings based on new structural interpretation as well as the lateral unexplored extension. This program is expected to be finished by the end of the third quarter 2008.

•

Jamestown Claims - 8,500 line meters of surface geochemical soil sampling and ground magnetics, supported by detailed structural and geological mapping was initiated in September 2006. This initial focus was on the extension of the Worcester mineralized zone eastwards towards the Bonnie Dundee prospect along the Albion Fault, a major structural feature responsible for the mineralization within most of the prospects mentioned above. An initial phase of field work has been completed and results accompanied by geological interpretation have been submitted for continued investigation and ongoing exploration planning.

6.

Description of Rock Formations and Mineralization: The Worcester Mine and other prospects are located in the Jamestown Schist Belt which is a north-westerly trending synclinal feature of metamorphosed mafic and ultramafic rocks stretching from the well known Consort Mine (Barberton Mines Limited – Metorex Group) to the east to beneath the Transvaal Drakensberg escarpment in the west. The belt varies from 1 to 6 kilometers in width and is the northwestern arm of the main Archaean Barberton Greenstone Belt. The schist belt is bounded in the northeast by the porphyritic Nelspruit granite and in the southwest by the Kaap Valley granite pluton. A number of strong structural features exist parallel to the syncline axis and splays off these features generally host the zones of gold mineralization.

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

Makonjwaan Imperial Mining Company Mining Operations

MIMCO is a South African company incorporated on October 20, 1987 with its principle business activity being that of gold mining activities. On November 4, 2004, EGL acquired 100% of the issued and outstanding common or ordinary stock of MIMCO via a share exchange. A brief description of past and current mining operations is given below:

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

3.

Description of Claims: These claims cover areas of the northeastern part of the Barberton Greenstone Belt, south and west of the Barbrook Gold Mine (recently acquired by EGL). These claims include the old Makonjwaan and Sofala open pits and many other old workings, adits and trenches from earlier prospecting operations.

4.

History of Previous Operations: MIMCO has been in operation since 1989 when its ore processing plant was commissioned to initially treat ore from the Makonjwaan open pit as part of a four year planned operation. This was next followed by a five year treatment operation for the Sofala open pit mine. MIMCO then entered into a joint venture agreement with Cluff Mining SA under which the ore from the Svengali open pit mine was treated for one year while exploration work was being carried at Lily Mine.

The Lily Mine, MIMCO’s primary operation, was discovered in 1888, began production in 1891 and was worked sporadically by various operators until 1997. The mine was purchased by MIMCO in 1997 and after additional mapping, trenching and reverse circulation drilling, open pit mining commenced in June 2000.

5.	Present Condition of the Property:
•

In June 2000, the Lily Mine operation was initiated. During the period 1997-1999 extensive exploration was completed which included trenching, 68 reverse circulation drill holes (2,576m) and detailed field mapping.

-    The Lily Main open pit operation commenced in 2000 and was closed in October 2006. In this period 1,012 million tons were successfully extracted at an average grade of 2.89 g/t to an elevation of 510 meters above mean sea level (“amsl”).

-   Production was immediately replaced, after a short reverse circulation drilling program (1,222m), by the Lily East pit, essentially an easterly on-strike extension of the Main pit. Production at Lily East pit commenced in October 2006 and continued until June 2007 when it was discontinued due to safety factors. A total of 770,000 tons were extracted at an average grade of 2.59 g/t.

-    Immediate production in July 2007 after a further reverse circulation drilling exercise (798m) continued on the Rosie’s Fortune open pit also situated on the easterly strike extension of the Main Lily zone. This operation is still in progress and is expected to continue at present production levels up to October 2008.

6.

Underground mining development began in June 2007 from the 2 Level adit. This Main Adit portal enters into the west wall of the original Lily Main Pit. The final conversion from open pit mining to underground mining and stoping is planned for the latter part of 2008. Thereafter underground operations will produce the required run-of-mine tonnage.Description of Rock Formations and Mineralization: Two styles of gold mineralization occur in the ore zone. The first consists of partially refractory gold related to pyrrhotite, being the major sulphide, together with minor arsenopyrite, chalcopyrite, pyrite/marcosite, pentlandite and sphalerite. The host rock is typically well sheared, altered by chlorite and carbonate, silicified and contorted. The second style of gold mineralization is free, native gold associated with quartz and quartz-carbonate veins which are erratically distributed throughout the ore zone.

Gold mineralization is erratically distributed along the numerous steep south dipping anastamosing shears in the altered shale-chert-amphibolites. This broad zone of gold mineralization is called the “Lily Zone”. The more intense the shearing, the thicker and more continuous the gold mineralization.

The oxide-hosted gold mineralization is represented by a mixture of quartz veining, sheared and altered greywacke with chert bands in which occur stringers, disseminations and bands of earthy to shiny red to brown gossan after pyrrhotite, arsenopyrite and pyrite. In the transition zone, the gossan may be more siliceous and contain specks of fresh pyrrhotite and minor arsenopyrite and pyrite.

Based on pit floor mapping, reverse circulation (“RC”) chip logging and core logging, it has been noticed that sulphides associated with gold mineralization generally occur as fine-grained disseminated specks and ‘clouds’, irregular grains and blebs of pyrrhotite with minor pyrite. The better-mineralized material includes massive, fine grained pyrrhotite, needles and laths of arsenopyrite with minor pyrite, chalcopyrite and bornite

Eastern Goldfields Exploration Mining Operations

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

2.

Location and Means of Access to Claims: These claims include the Sheba Hills area which is in the northeast trending strip of mountainous country between the well known Sheba Mine (Barberton Mines Limited – Metorex Group) and Lily Mine. These claims located approximately 14 kilometers northeast of the town of Barberton which is a 45 minute drive from EGL’s Nelspruit headquarters cover the Monty’s Mine, Golden Mamba and Royal Sheba East prospects.

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

5.

Present Condition of the Property: A phased regional exploration program began as planned in the last quarter of 2006. The first phase of exploration involved 52,000 line meters of surface geochemical soil sampling and ground magnetics supported by detailed structural and geological mapping. The exploration grids identified specifically focused on three existing old prospect target areas situated within the greater EGE prospecting license area. These areas covered the farms Crystal Streams North and South, situated west of Lily Mine and on the same Lily fault, and Royal Sheba East, east of Sheba Mine and on the same Sheba Fault. Results from these exercises have been submitted for interpretation and exploration planning.

6.

Description of Rock Formations and Mineralization: The rock formations underlying the Golden Mamba Mine property are the lower stratigraphic units of the Fig Tree Group within the Ulundi Syncline. Folding has deformed the rocks into tight easterly plunging isoclines. Gold mineralization occurs in quartz veins or discontinuous quartz lenses in meta-sediments or in folds and fracture systems in the deformed iron formations.

Centurion Mining Operations

Centurion Mining is a South African company which was incorporated in 1966 with its principle business activity being that of gold mining activities. MIMCO acquired 100% of the issued and outstanding common or ordinary stock of Centurion on April 1, 1990 via a stock exchange. On October 31, 2005, EGL acquired 100% of the issued and outstanding common or ordinary stock of Centurion also via a share exchange.

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

3.

Description of Claims: These claims are in an area of 2,009 acres which surround the dormant Bonanza Mine in the area designated as the Stateland Claims Group. These claims cover areas of the north central part of the Barberton Greenstone Belt, immediately north of the Sheba Gold Mine and enclose the Bonanza Gold Mine and many old workings, adits and trenches.

4.	History of Previous Operations: No reliable history is currently available with respect to mining operations, other than Bonanza Mine, on these claims.

Centurion Mining, under MIMCO, commenced operations in 1979 as an ore dump re-treatment operation. This activity continued for approximately two years when underground mining operations commenced at the dormant Bonanza mine. These underground mining operations were terminated in 1989 due to the low price of gold. Exploration drilling was carried out in 1990 which did not yield additional ore reserves. Various feasibility studies were carried out to retreat the company's remaining ore dump reserves. These remaining ore dump reserves were deemed non-viable again due to the declining price of gold. Bonanza also remains dormant to the present time.

5.

Present Condition of the Property: A phased regional exploration program was commenced in November over a small target area within the prospecting license claims. The exploration program, which focused on the extension to the dormant Bonanza Mine, consisted of detailed surface geochemical soil sampling and ground magnetics for an estimated 10,000 meters. A detailed desktop study covering the old Bonanza mine workings was also completed to assist in identifying potential targets. This data will assist in directing future exploration to be planned in the latter half of 2008.

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

EGL - Company Drilling Program

The focus of exploration diamond drilling during 2007 has remained at the two principal assets, namely, Lily Mine and Worcester Mine. A brief description of the drilling programs at each of these two projects is given below.

LILY MINE - In addition to completing the reverse circulation drilling program (Phase 5 - 1,222m) to identify and delineate the Lily East pit, it became necessary to initiate and complete in June 2007 another reverse circulation drilling program (Phase 6) to identify and delineate the Rosie’s Fortune open pit further east along strike. This drilling, which involved 15 short holes (798m) over a strike length of 300 meters, successfully identified new open pit reserves totaling approximately 140,000 in estimated tons at 3.22g/t. Extraction, planned to coincide with the closure of the Lily East pit, began in July 2007 andit is anticipated to carry production through until and including October 2008 to coincide with the conversion to full underground operations.

Phase 2 (pre-feasibility period) diamond drilling conducted by the Company was completed in March 2006 and was designed to confirm the lateral and down dip extensions of the Lily Mine’s ore body and to upgrade mineral reserve estimates by improving estimation confidence. A total of 6,724 meters were drilled in 27 boreholes (with 24 deflections).

Phase 3 diamond drilling program commenced in September 2006 and was completed early in 2007. This Phase (5,950m) resulted in the successful completion of 21 additional diamond drill holes (with deflections), 13 holes were specifically infill holes to improve reserve estimation confidence as per Behre Dolbear’s recommendations. The remainder of the drilling was directed to further increase reserves and mineralized material in depth below Lily East pit and along strike. This increase in confidence and overall tonnage estimate is reflected in the reserve and mineralized material tonnage reported.

Phase 4 drilling comprising a further 33 holes (8,662m) was completed in December 2007. Most holes were completed with non-directional wedges. This drilling further extended the underground potential by investigating and successfully adding the depth extensions of Lily East pit and the current Rosie’s Fortune pit mineralized zone down to a depth of greater than 400m below surface. The extended mineralized strike is now almost 2,000m in extent and has greatly increased the estimated extractable tonnage potential within the defined Lily ore body.

A “deflection” is a planned “wedge” (directional or non-directional) off at a predetermined depth down a long diamond drill hole to economically achieve an additional intersection and sample of a geological zone of interest. A metal wedge is placed down the hole to a specified depth and then the hole is re-drilled from this position. The drill rods deflect off at a slight angle to the original hole and continue through the zone of interest yielding a second core string for logging and assay sample analysis.

The drilling intersections of each of the zones of economic interest are sampled based on a geological selection and reported as a weighted average grade over a true width of the respective mineralized section.

The results, shown in the table below, of the exploration diamond drilling programs have continued to successfully confirm the geological model of the Lily ore body, continually re-defining the ore body strike limits and demonstrating consistency in depth beyond present information. However, the Company may discover additional facts that do not support these conclusions. To the extent that the conclusions currently made by the Company’s management are later found to be flawed, the Company may incur significant additional costs and losses thereby.

Therefore from purely geological and structural analysis and interpretation, the continuation of the Lily ore body can be inferred to continue in depth further than present modeling methodology has indicated and, therefore, is reported as “open ended”. Accordingly, in this context, use of the term “open ended” implies that as the Lily Mine develops to depth so too will the exploration drilling continue to probe the mineralized zone with depth.

WORCESTER MINE - Phase 1 diamond drilling (3,125m) consisting of nine diamond drill holes (with non-directional wedges) was completed during the first quarter of 2007. This program explored the extension of the mined out workings at approximately 200 meters to a depth of 450 meters below surface. The results indicated down dip extension and assisted in interpreting complex structural features. Phase 2 diamond drilling was initiated in November 2007, of which five holes are already complete (1,900m). This phase will continue to probe the depth extensions below the existing workings as well as the lateral unexplored extension. As currently projected and subject to the Company’s ability to fund projected exopenditures,this program is expected to be finished by the end of the third quarter 2008.

Results of the Company’s Exploration Drilling Program

The Company’s drilling programs and results thereof are summarized in the tables below.

LILY MINE – Results of Exploration Drilling completed during 2007

Hole	Phase			Date		Zone 1 – Average				Other
ID		Actual	Defl	Month	Year	g/t	cm	cmg/t	v/depth	Intersections
LD29	3	301.87	0.00	Sep	2006	5.00	276	1380	123	Z2=1.25/901
LD30	3	266.11	0.00	Oct	2006	0.00	0	0
LD31	3	329.07	22.00	Jan	2007	2.61	224	585	300
LD32	3	307.72	32.82	Oct	2006	2.73	660	1802	228
LD33	3	238.07	15.00	Oct	2006	7.52	570	4286	210
LD34	3	371.02	26.00	Jan	2007	3.10	455	1411	343
LD35	3	253.92	14.00	Nov	2006	4.25	267	1135	239	Z2=6.3/144
LD36	3	443.09	15.70	Jan	2007	3.80	510	1938	399	Z2=2.77/291
LD37	3	238.87	16.00	Nov	2006	2.13	145	309	215

LD38	3	374.27	10.00	Dec	2006	4.41	138	609	166
LD39	3	323.04	22.00	Dec	2006	0.86	227	195	288
LD40	3	233.12	19.00	Nov	2006	2.62	639	1674	82
LD41	3	281.22	28.00	Nov	2006	2.36	108	255	245
LD42	3	340.17	15.00	Dec	2006	2.41	192	463	294
LD43	3	230.00	20.00	Nov	2006	6.40	347	2221	86
LD44	3	221.12	17.00	Nov	2006	2.58	195	503	172
LD45	3	160.66	19.00	Nov	2006	2.19	424	929	103
LD46	3	128.00	20.00	Nov	2006	2.00	307	614	107
LD47	3	263.02	10.00	Feb	2007	0.00	0	0		Z2=1.71/138
LD48	3	296.84	24.00	Feb	2007	2.01	245	492	111	Z2=6.7/120
LD49	4	331.45	15.60	Jun	2007	6.19	58	359	125	Z2=3.48/88
LD50	4	165.50	17.50	Jun	2007	5.94	194	1152	62
LD51	4	136.60		Jul	2007	6.12	142	869	51
LD52	4	256.45	13.45	Jul	2007	2.21	108	239	89	Z2=2.26/136
LD53	4	289.55	14.85	Jul	2007	1.95	199	388	197
LD54	4	202.45	13.00	Aug	2007	3.50	490	1715	168
LD55	4	109.40	20.45	Aug	2007	2.33	236	550	87
LD56	4	259.55	6.00	Aug	2007	2.06	50	103	245
LD57	4	349.65	18.65	Aug	2007	1.30	109	142	332	Z2=1.07/137; Z3=2.33/139
LD58	4	370.00	18.60	Aug	2007	7.17	379	2717	323
LD59	4	370.65		Sep	2007	3.42	192	657	142	Z2=1.2/157
LD60	4	373.70	17.00	Sep	2007	7.52	98	737	351
LD61	4	190.40	21.20	Oct	2007	2.07	1429	2958	132
LD62	4	301.70	25.70	Oct	2007	5.41	410	2218	278
LD63	4	295.60	21.50	Nov	2007	7.07	723	5112	258
LD64	4	340.60	12.18	Nov	2007	2.39	207	495	311
LD65	4	139.45	25.75	Nov	2007	2.70	267	721	121	Z2=2.16/158
RF01	4	210.00	16.00	Jun	2007	2.54	407	1034	153
RF02	4	266.87	25.87	Jul	2007	1.65	226	373	233	Z2=4.21/92
RF03	4	205.49	28.00	Aug	2007	2.18	339	739	156
RF04	4	252.03	0.00	Sep	2007	3.04	204	620	112
RF05	4	222.00	0.00	Sep	2007	2.60	834	2168	76

RF06	4	258.00	0.00	Oct	2007	2.86	436	1247	116
RF07	4	218.85	24.20	Oct	2007	3.07	595	1827	156
RF08	4	306.00	15.00	Oct	2007	2.08	110	229	286
RF09	4	279.00	23.00	Nov	2007	4.05	164	244
RF10	4	249.00	0.00	Dec	2007	0.00	0	0		Dyke
RF11	4	285.00	0.00	Dec	2007	1.45	215	312	122
RF12	4	223.80	0.00	Dec	2007	2.66	224	596	204
RF13	4	151.60	33.60	Dec	2007	0.72	208	150	132
RF14	4	194.48	21.93	Dec	2007	0.00	0	0
RF15	4	277.61	14.00	Dec	2007	0.00	0	0
RF16	4	99.90	16.55	Dec	2007	2.99	371	1109	68
Totals		13783.53	825.10
Phase	3	5946.72
	4	8661.91
Total		14608.63				3.38	15553	52578

The drilling summarized above was spread over the entire strike length of the Lily Mine ore body and was focused at increasing the measured and indicated reserve tonnage in preparation for the publication of the Bankable Feasibility Study. The results are included in the modeling and have greatly increased the estimated reserves which are given in a later section.

WORCESTER MINE – Results of Exploration Drilling completed during 2007

					Worcester Reef
		Hole			Main Hole		Deflection
Hole ID	Phase	Depth	Year	Month	Grade	Width	Grade	Width
		(m)			(g/t)	(cm)	(g/t)	(cm)
WS 1	1	200.22	2006	Nov	1.88	233	1.76	310
WS 2	1	310.73	2006	Dec	0.84	45	1.22	150
WS 3	1	340.17	2007	Jan	T		T
WS 4	1	342.87	2007	Jan	T		T
WS 5	1	449.21	2007	Feb	6.65	800	6.51	970
WS 6	1	241.52	2007	Feb	1.56	51	1.02	102
WS 7	1	370.50	2006	Dec	T		T
WS 8	1	370.00	2007	Feb	1.18	69	1.54	260
WS 9	1	260.50	2007	Mar	0.52	80	0.51	65
WS10	2	324.13	2007	Nov	2.05	400	Abandoned
WS11	2	380.48	2007	Nov	3.01	1,005	4.00	1500
WS12	2	372.19	2007	Dec	2.58	387	5.55	775
WS13	2	370.94	2007	Dec	T		T
WS14	2	440.48	2007	Dec	T		T

Total		4,773.94

Compilation of geological information from underground mapping and borehole core from both recent and previous phases of drilling indicate that the Worcester mineralized zone (Worcester Mylonite) is cut by an array of shallow dipping bedding-parallel faults. Near surface these features dip at fairly shallow angles and are responsible for the increased thickness by contiguous duplication (or en-echelon stacking) of the mineralized quartz-filled mylonite, indicating a reverse movement on the planes. The angle of the fault array steepens with depth and dislocations of the shear’s quartz filling of up to 40m can occur.

The south easterly extension of the Worcester Mylonite appears to continue for about 900m to the New Independence Mine workings where the shear enters a chert-shale horizon. Previous sampling of New Independence 3 Level indicate some economic values but no detailed geological work has been done in these workings or in the intervening area between Worcester and these workings. Records show that the New Independence Mine is a sheared chert that hosts intruded quartz veins mineralized by free-milling gold similar to Worcester Mine.

To the northwest the Worcester Mylonite approaches the Albion Fault and boreholes WCR 11, WS1 and WS9 tested the full width extension of the shear in the depth range of 200m to 250m below surface although their intersection values, as in the surrounding short length holes, were disappointing by comparison.

EGI’s Mineral Reserves

Lily Mine, being the only operational mine for which sufficient technical and economic studies had been completed at the date of reporting, contains a Mineral Reserve which is based on estimates developed consistent with industry practices.

The 2007 estimated Mineral Reserves increased by 198,900 ounces to an estimated 565,000 ounces.

Proven Reserves relate to the current open pit operations at the Lily Mine (Rosie’s Fortune) and Probable Reserves relate to the planned underground section at Lily Mine which are projected to begin production in the fourth quarter 2008 based on the Company’s current plans.

Proven Mineral Reserves were estimated by EGL at a gold price of US$850 per ounce at an exchange rate of ZAR/US$ 7.25 in contrast to the US$650 and ZAR/US$ 7.20 applied in 2006.

Probable Mineral Reserves were extracted from the Bankable Feasibility Study using an estimated gold price of US$800 per ounce at a projected exchange rate of ZAR/US$ 7.00 in contrast to the US$650 and ZAR/US$ 7.20 applied in 2006.

EGI Lily Mine
Mineral Reserves
Reserve Category	As at December 31, 2007			As at December 31, 2006			As at December 31, 2005
	Tons (000)	g/t	Oz (000)	Tons (000)	g/t	Oz (000)	Tons (000)	g/t	Oz (000)
Proven	132	2.12	9	93	2.58	8	186	2.82	17
Probable	5,769	3.00	556	2,089	5.34	358	Nil
TOTAL	5,901	2.98	565	2,182	5.22	366	186	2.82	17

The pay limits and cut-off grades are calculated according to prevailing operating costs, gold price, recoveries and yields. The Mineral Reserve blocks are estimated using the following information:

LILY MINE – Open Pit Section (Proven Reserves)
Operating pay limit (Quarters 1to 3 of 2008)

Operating Costs (monthly average)	(R)	4,572,000

Tons milled (monthly average)	(t)	14,500

Cost per ton milled	(R/t)	315.31
Gold price	(US$/oz)	850
Exchange rate	(R/US$)	7.25
Gold price	(R/kg)	198,000
Recovery Yield	(g/t)	1.59

Recovery	(%)	90
ROM Yield	(g/t)	1.76

Mine call factor	(%)	90
Operating Pay limit	(g/t)	1.96
“R” denotes South African Rand

LILY MINE - Underground Section (Probable Reserves)
Operating pay limit (Quarter 4 of 2008)

Operating Costs (monthly average)	(R)	3,413,244

Tons milled (monthly)	(t)	14,458

Cost per ton milled	(R/t)	236.08
Gold price	(US$/oz)	800
Exchange rate	(R/US$)	7.00
Gold price	(R/kg)	180,000
Recovery Yield	(g/t)	1.31

Recovery	(%)	95
ROM Yield	(g/t)	1.38

Mine call factor	(%)	90
Operating Pay limit	(g/t)	1.90
“R” denotes South African Rand

The extent of the Reserves and the estimates of Operating Costs, gold prices, recovery yield, and other critical factors are based on estimates that the Company has made with respect to these mining properties. While the Company believes that its estimates are reasonable and reflect the best estimates based on current information, there can be no assurance that the Company’s estimates may not be reduced as additional information becomes available. Further, all of the estimates utilize assumptions which may later be shown to be unrealistic. For these and other reasons, the reader of this Form 10-KSB should consider the discussions regarding the Company’s “Mining Operations” to be “forward-looking” statements.

Proven Reserves - Lily Mine – Open Pit

At Lily Mine, the proven mineral reserve is estimated from the Rosie’s Fortune pit surface as surveyed at the end of December 2007 down to the planned pit base at 455 meters above sea level. It is based on a pay limit of 1.96 g/t Au calculated from operating costs, gold price, US$ exchange rate, recovery and MCF (mine call factor).

Proven Mineral Reserves based on a 1.00 g/t Au cut-off and after dilution have been estimated for the Rosie’s Fortune open pit and are summarized bench by bench as follows:

Proven Mineral Reserves—Rosie’s Fortune Section – as at December 31, 2007
	In Situ Ore @ > 1.0g/t		Dilution 10%	Mineral Reserves
Bench	Tonnes	g/t	Tonnes	Tonnes	g/t	kg	oz
485	8,183	1.98	818	9,001	1.80	16.20	520
480	12,302	2.07	1,230	13,532	1.88	25.40	816
475	25,841	2.31	2,584	28,426	2.10	59.70	1,920
470	23,975	2.35	2,398	26,373	2.14	56.40	1,813
465	18,264	2.48	1,826	20,090	2.26	45.30	1,456
460	17,704	2.56	1,770	19,475	2.33	45.40	1,456
455	13,789	2.30	1,379	15,168	2.09	31.70	1,020
Total	120,059	2.33	10,627	132,065	2.12	280.10	9,000

Probable Reserves – Lily Mine - Underground

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

The underground Probable Mineral Reserve for Lily Mine as at December 31, 2006 was estimated 2,089,000 tons of ore at an average grade of 5.34 g/t Au.

EGI LILY MINE
LILY UNDERGROUND Probable Mineral Reserves as at December 31, 2007
Tons t	Reef Width cm	Grade g/t	Contents
			(kg)	(oz)
5,768,834	410	3.00	17,000	556,000

Mill Tailings Capacity Analysis

The original pre-feasibility study and current Bankable Feasibility Study make provision for the utilization of the existing Makonjwaan processing plant and tailings dam facilities while a new plant and tailings dam are constructed at the Lily Mine site during the build-up phase of the underground mining. Utilization of the existing plant is, therefore, merely a transitional phase in the build-up to processing the full production from underground at the new plant.

The current maximum milling rate is 180,000 t/a. The existing tailings dam capacity, revised in early 2007 to 360,000 tons as from December 31, 2006, allows for a further 24 months at maximum production rates during which time an already selected alternative site to service the new plant will be commissioned.

The planned milling capacity of the proposed new plant may be between 30,000 and 40,000 tons, as determined by the Bankable Feasibility Study undertaken by Turgis Consulting (Pty) Ltd.

The foregoing calculations represent estimates that may or may not prove to be accurate. While the Company’s management believes that the calculations and studies it has made are accurate, the Company may discover additional new information which may significantly reduce the economic feasibility of these projects. As a result, all of the estimates are subject to change as the Company obtains additional information.

Mineralized Material – All EGI Assets

Mineralized Material tonnages and grades are estimated in situ over the true reef widths and include mineralization at zero g/t Au cut-off. It is the policy of EGI to report estimated Mineralized Material as an inventory of all gold mineralization having a reasonable chance of being brought to account given favorable technical and economic conditions. The following table reflects the mineralized material as “in place grade and tonnage”:

The 2007 estimated Mineralized Material tonnage was increased from 212,600 ounces to 599,000 ounces.

The increase in EGL’s Mineralized Material was primarily as a result of the continued successful diamond drilling exploration at the Lily Mine and Worcester Mine as well as revised modelling techniques applying more scientific and geological controls.

At Lily Mine a total of 8,600 metres of diamond and 750 metres of percussion drilling were completed during 2007. This brings the total exploration diamond drilling completed to 21,000 metres (81 diamond drill holes) since mid 2005. The aim of the drilling exercise was twofold:

1.

To infill between existing intersections thereby upgrading the estimation confidence of the Mineral Reserves and Mineralized Material within the planned underground section of the extended Lily ore body in preparation for the commencement of underground mining in late 2008.

2.

To further extend Mineral Reserves and Mineralized Material along strike and in depth. The drilling has successfully identified the mineralised zone over 2,000 metres of strike down to 600 metres below surface.

The overall effect was to substantially increase estimated Mineralized Material (Measured and Indicated), maintain sufficient open pit mineable Proved Reserves, and improve confidence in the estimated

Probable Reserves included into the Bankable Feasibility Study. However, there can be no assurance that the estimates will not later be reduced as further work is completed.

At Worcester Mine a further 2,200 metres of exploration diamond drilling was completed bringing the total exploration metres completed since 2006 to 5,325 metres. The additional drilling was successful in locating the down dip extension of the reef horizon below the old mine workings thereby increasing the estimated Mineralized Material. The 2007 estimated mineral reserve data for Worcester incorporates all the EGL drilling information and latest geological modelling whereas previous estimates were derived solely from historical reports.

Although exploration has continued on EGL’s other principal mineral assets, no changes have been made to the estimated Mineral Reserves reported in 2006 of these exploration targets.

EGI All ASSETS
Total Mineralized Material
	As at December 31, 2007		As at December 31, 2006		As at December 31, 2005
	Tons (000)	g/t	Tons (000)	g/t	Tons (000)	g/t
Mineralized Material	5,828	3.19	5,856	2.05	5,767	3.06

The Company’s Mining Consultants

In mid 2007 it was decided to embark on the compilation of a full Bankable Feasibility Study for the Lily Mine project. The services of a number of mining consultants were integrated under the leadership of Turgis Consulting (Pty) Ltd, a world renowned mining and engineering consultancy based in Johannesburg, South Africa. This Bankable Feasibility Study was completed on March 7, 2008.

While the BFS utilizes estimates and assumptions that are consistent with industry practices, there can be no assurance that the conclusions reached by the BFS may not later be revised on the basis of additional information and upon estimates made thereon.

Anticipated Life of Lily Mine Operation

Open Pit Operations - The Open Pit operations at the Lily Mine will continue production to the end of the third quarter of 2008. It is still the intention to progress into underground development and mining during the second quarter of 2008. Therefore, once the Rosie’s Fortune Pit has been completed and assuming that the Company is successful in these efforts, the Company anticipates that production will continue from the underground operations.

Underground Operations - It will be necessary for the Company to raise additional capital to build the first phase of the new underground mine. There can be no assurance that the Company will be successful in raising this additional capital, or if it is successful, that the Company can do so on terms that are reasonable in light of the Company’s current circumstances.

The BFS is calculated from current reserves over an estimated mine life of 14 years. In this period and using these estimates, the project has projected revenue of ZAR2.96Bn for a projected operating expenditure of ZAR1.38Bn, a projected capital expenditure of ZAR488M yielding projected profit before tax of ZAR1.093Bn. This projected 14 year life is inclusive of mine development and construction. While these projections are based on the estimates and assumptions contained in the Bank Feasibility Study (“BFS”) which utilizes methods consistent with industry practices, there can be no assurance that these estimates or the resulting conclusions of the BFS will not be later revised as further information is obtained or as mining operations are further undertaken.

From a technical risk perspective, the Company believes that the project has acceptable risk. The Company perception of the risk characteristics is based on several factors. These are: (1) the geology is well known and will be managed by personnel who are familiar with it; (2) all of the methods employed are proven, and are now currently being practiced in early mining; (3) he mine has already recruited the core of the team required to operate and manage the mine; and (4) from a metallurgical perspective, the ore is well known, full test work has been undertaken and the mine already has a history of processing the ore. However, there can be no assurance that the Company’s current perception of the risks associated with the mine may not be later changed after further studies and evaluations are completed. In that event, the Company may perceive that the risks associated with the project may be substantially greater than that described in this section.

Upside potential includes capital cost reduction by adopting an owner build approach going forward, and optimization of the 40,000 tons per month production rate into the detailed design of the plant from the outset. Upside also includes further extension of the reserve. The access and mining approach is flexible and easily amenable to further extensions.

Administrative and Operational Offices

EGI currently maintains a U.S. office at 1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808. The telephone number is (619) 497-2555. This facility is provided to us by our U.S. securities attorney. Further, our operations are conducted from our office at 8 Streak Street, P.O. Box 820, Nelspruit 1200, South Africa. The telephone number is 011 27-13-753-3046.

Employees

EGI currently has 170 employees other than its officers and directors. During the year EGI employed Mr. V Trashliev, a qualified geologist with 15 years experience, as the Company’s Group Exploration Geologist, and, Mr J Symonds, a certificated Mine Manager, as Mine Manager for Lily Mine. Management will continue to hire additional staff as necessary.

The Gold Market

After the price of gold declined to approximately $250 per ounce in 2001, its price has risen steadily in the last few years and through most of 2005 it was traded in a fairly narrow price range between approximately $410 and $450 per ounce. Its price increased in the third quarter of 2005 and reached the year’s high of $536.50 on December 12, 2005. This trend continued into 2006 and exceeded $700-an-ounce level for the first time in 26 years. As investors diversified their accounts with more gold investments, the price of gold rose 38 percent in 2006 to $709.10 per ounce on May 11, 2006 (January 1, 2006 - $513.00) and 63 percent since the start of 2005 (January 1, 2005 - $435.60). However the range for 2006 was between $600-$650. The steady rise since 2006 of the gold price is widely considered to reflect a relative decline of the U.S. dollar to other foreign currencies along with general strength in commodity prices. This surge, however, is believed to be due to geopolitical tensions, higher oil prices and inflation. The price of gold tends to rise during times of uncertainty because many investors view it as a hedge against inflation and as a hedge against a weaker dollar. Adding to the demand is the speculation of world central banks which will sell their U.S. dollar reserves and buy gold.

Having reached a peak price of over $1,011 per ounce on March 17, 2008, price of gold has since undergone corrective retreat, nearing the $900 level. What began as fund profit taking ahead of the end of 2008 first quarter, sparked selling by weaker longs and holders of leveraged positions. However, there is very good support right below the market and good jewelry buying once again is seen. The underlying trend remains bullish and this recent correction was much needed and is ultimately constructive to the uptrend.

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

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 101 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company’s internet address is www.easterngoldfields.com .

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

The Company requires additional funding to implement its business plan. The Company’s current open pit operations at its Lily Mine are anticipated to terminate in September 2008. Additional capital will be required in order to undertake underground mining operations at the Lily Mine. The Company also will require still additional funding to explore its other properties. The Company may seek to obtain such funding for these activities through equity or debt financing, joint ventures or from other sources. There can be no assurances that the Company will be able to raise adequate funds on acceptable terms from these or other sources (in light of the Company’s current circumstances), which may hinder the Company from continuing or expanding its operations.

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

Exploration for gold involves hazards, which could result in the Company’s incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards. The Company has public liability insurance of $1,500,000 but,if the Company incurs uninsured losses or liabilities, the funds available for the implementation of its business plan will be reduced and its assets may be jeopardized. The payment of such liabilities may have a material adverse effect on the Company’s financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations.

The Bank Feasibility Study (“BFS”) contains estimates and assumptions regarding the feasibility of the Company’s mining operations which may later prove to be inaccurate as additional information becomes available.

While we believe that the Bank Feasibility Study  was conducted in a responsible fashion and the estimates, assumptions, and methodology of the BFS follows standards that are consistent with industry practice, the amount of Reserves, Proven Reserves, and other projections may be later significantly reduced as we obtain additional information. The extent of any reduction in these estimates and their magnitude can not be known at this time. The Company is aware that estimates in the mining industry can be subject to dramatic changes. For these reasons, we can not assure you that we will not later discover that our estimates need to be significantly reduced as we complete further work on our mining properties.

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

Any such changes may affect the Company’s current miningoperations and ability to undertake exploration activities in respect of present and future properties in the manner currently contemplated, as well as its ability to explore and eventually develop and operate those properties in which it has an interest or in respect of which it has obtained exploration rights to date. Certain changes could result in the confiscation of property by nationalization or expropriation without fair compensation.

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

The profitability of the Company’s current and future gold mining operations is significantly affected by changes in the market price of gold. Between January 1, 2006 and December 31, 2007, the “fixed price” for gold on the London Exchange has fluctuated between $608.40 and $841.10 per ounce. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the Company’s control, including:

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

As of March 24, 2008, the Company had outstanding 9,377,986 shares of common stock of which approximately 4,287,986 shares are considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times and none of which are currently eligible for sale under Rule 144. No prediction can be made as to the effect, if any, that the sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of the Company’s common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company’s ability to raise capital through the sale of its equity securities.

The Company has a significant number of shares authorized but unissued. These shares may be issued without stockholder approval. Significant issuances of stock would further dilute the percentage ownership of  the Company’s current stockholders and could likely have an adverse impact on the market price of the common stock.

As of March 24, 2008, the Company has an aggregate of 15,622,014 shares of Common Stock authorized, but un-issued and not reserved for issuance for any specific purposes. All of such shares of common stock may be issued without any action or approval by the Company’s stockholders. Any such shares issued would further dilute the percentage ownership of the Company’s current stockholders and would likely have an adverse impact on the market price of the common stock.

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

By virtue of Rule 3a51-1 of the Securities Exchange Act of 1934 (the “Act”), if the Company’s common stock has a price of less than $5.00 per share, it will be considered a “penny stock”. The prerequisites required by broker-dealers engaging in transactions involving “penny stocks” have discouraged, or even barred, many brokerage firms from soliciting orders for certain low priced stocks. The Company’s common stock may not be suitable as collateral for a margin account or eligible as collateral for any loan.

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

Item 2.	Description of Properties

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

Company	Mining Title Claims
	No. of Claims	Area (acres)
Eastern Goldfields Limited	14,518	21,337
Eastern Goldfields Exploration (Pty) Ltd.	6,772	9,953
Centurion Mining Company (Pty) Ltd.	1,367	2,009
Makonjwaan Imperial Mining Company (Pty) Ltd.	1,040	1,529
Total	23,697	34,828

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

South African Mining Legislation

On May 1, 2004, the South African “Mineral and Petroleum Resources Development Act 28” of 2002(MPRDA) came into effect. In accordance with Schedule II, “Transitional Arrangements, Continuation of Old Order Mining Right”,

(1)

Any old order mining right in force immediately before the MPRDA took effect continues in force for a period not exceeding five years from the date on which the MPRDA took effect, subject to the terms and conditions under which it was granted or issued.

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

Surface Rights and Servitudes

Lily Mine - There are two servitudes the equivalent of easements that allow use of the land belonging to other parties in the area. These are the canal immediately east of the Lily Mine (Low’s Creek Irrigation Board) and the power line to the South of the Lily Mine (Eskom – the national power company).

Water Rights

Lily Mine - The Company has a right to draw 600m3 of water from the Shiyalongubu River for use at the processing plant and permission was obtained during 2007 from the Low’s Creek Irrigation Board to abstract an additional 900m³ water from their canal for use at the mine site. Whilst the registration of the water right has been approved, the Company is still waiting for the license from the Department of Water Affairs to be granted.

Lily Mine Area

The Lily Mine and its surrounding properties are owned by the Company’s subsidiary corporation, Makonjwaan Imperial Mining Company (MIMCO), and are located in the eastern area of these properties. Located adjacent to a major geological structure known as the Lily fault, this mine has displayed significant gold mineralization over a strike length of 2,000m and a depth of at least to 600m from surface. The ore body is wide in places (plus 15m) and is known to have concentrations with visible gold.

The extensions along the initial mineralization within the existing mining right area have not been fully explored and there exists the possibility of satellite deposits in the immediate vicinity of the Lily Mine. The property’s ore is pyrrhotite hosted and is only partially refractory which allows for standard processing techniques and relatively high percentage metal recoveries (between 88% to 92%). The infrastructure in and about the mine is excellent as evidenced by a good road system, nearby electrical power grid and adequate water supplies. The local community has a direct interest in the mine through the completed Black Economic Empowerment (“BEE”) ownership and is supportive of further development.

A number of other ore bodies are also owned by the Company’s subsidiaries in the vicinity of the Lily Mine, which include the Makonjwaan Mine and the Imperial Mine, both of which have limited immediate potential in that the ore is very refractory. The impending acquisition of the nearby Barbrook Mine may alter the focus on exploration if a processing plant capable of handling sulphidic/graphitic ores is contemplated.

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

In terms of the new legislation this license is termed an "old order right" as it was granted in terms of previous legislation. The MPRD Act requires that all old order rights be converted to "new order rights" within the 5 year period from May 2004. A prerequisite for such conversion is a 15% ownership by BEE participants by 2009 and 26% ownership by 2014.

The South African MPRD Act No. 28, 2002 Chapter 4 Section 9 provides that every party who has applied for a mining right must conduct an environmental impact assessment and submit an Environmental Management Program within 180 days of the date on which the party is notified by the Regional Manager to do so. This EMP must address the following items:

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

While the existing mining license has been granted for the open pit operations until 2009 the Environmental Management Program (EMP) has been amended for the new underground mine. This amendment included the submission of a social and labor plan. Independent consultants, Earth Science Solutions (“ESS”) were engaged to amend the company's Environmental Management Programme Report (the “EMPR”) and has applied for the necessary conversion. This amended EMPR was submitted to the local mining authorities on August 28, 2006. The total cost of compiling and submission of this report was R268,000 (approximately $38,000 at the then exchange rate of 7 Rands to 1 US Dollar).

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

This area of approximately 4,000 hectares (approximately 10,000 acres) is uninhabited bush of rolling hills and valleys. Exploration of the area would therefore be uncomplicated and has virtually no effect on other interested or affected parties. The Company has planned an extensive exploration program over the next five years involving geochemical and geophysical exploration techniques to be followed up by on site sampling and drilling. The program will be based on the above mentioned three major geological structures with a view to identifying significant ore bodies.

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

The Worcester Gold Mine claim is located 19 kilometers north of the town of Barberton, adjacent to the main paved road to the city of Nelspruit. It is also situated south of the Noord Kaap River. There are power lines to both the mine site and the plant. Perennial water is available from the Noord Kaap River. The rainfall in a normal year is about 800 to 900 millimeters. At the mine site, there are well maintained office buildings, a crusher set-up that requires maintenance, an Atlas Copco compressor and security personnel. The processing plant has a 6,000 ton per month capacity and is located approximately 400 meters north of the crushing area.

The Worcester Mine is a substantial ore body with approximately 200,000 ounces of historical production. This ore body is approximately 300 meters in length and has been mined to a depth of approximately 200 meters. Initial drilling failed to clearly locate the depth extension of the ore body. However, further drilling completed during 2007 has lead to a better understanding of the structural controls and the latest drilling phase will continue to investigate the down dip potential. Current indications are that at least 200,000 ounces of mineralization may be located below the old workings. The strike extensions of Worcester Mine have also been investigated and mapped. The geological relationship between Worcester and other larger targets within the same claim block area is better understood and will guide further exploration. Some regional exploration involving geochemical and geophysical techniques has already been completed and will be followed up by sampling and diamond drilling during 2008. The application for the conversion of the “old mining rights” for this property to the “new mining rights” has been submitted and is presently being processed.

It is presently anticipated that it will cost approximately $280,000 to conduct a drilling program to ascertain the economic prospects of this mine. It is further anticipated that this drilling program is to be completed by the end of 2008 and the related mine plan and feasibility study to be completed in the first half of 2009.

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

Based on information obtained from the Pink Sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2006 and 2007 are set forth in the table below:

Price Range
High($)	Low($)

Quarter ended 12/31/05	(1)	N/A	N/A
Quarter ended 3/31/06	$5.65	$3.25
Quarter ended 6/30/06	$6.50	$6.50
Quarter ended 9/30/06	$5.25	$5.25
Quarter ended 12/31/06	$6.40	$6.40
Quarter ended 3/31/07	$6.05	$6.05
Quarter ended 6/30/07	$5.90	$5.90
Quarter ended 9/30/07	$5.85	$5.85
Quarter ended 12/31/07	$5.25	$5.25

(1)	Quotation information is not applicable prior to December 30, 2004, in that the Company was only listed on the Pink Sheets for trading on December 30, 2004.

Currently, there are seven broker-dealers making a market in the Company’s common stock. On March 28, 2008, the closing bid and ask prices of our common stock as published on the Pink Sheets were $4.00 and $4.95 per share, respectively.

Holders

As of March 28, 2008, there were approximately 78 holders of record of the Company’s Common Stock.

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

1.	On September 30, 2005, 630,000 shares of restricted common stock at $4.365 per share were issued for cash for a total offering of $2,750,000 less issue costs of $631,710 totaling $2,118,190.

2.

On October 1, 2005, the Company issued 2,736,247 shares of restricted common stock to the Class A Preference shareholders of the Company’s South African subsidiary corporation, Eastern Goldfields S.A. (Pty) Ltd. (“EGSA”) via a share exchange for 2,736,247 Class A Preference shares of EGSA.

3.

On December 5, 2006, 400,000 shares of restricted common stock at $5.00 per share were issued for cash for a total offering of $2,000,000 less offering costs of $160,000 totaling $1,840,000.

4. On May 17, 2007, 521,739 shares of restricted common stock at $5.75 per share were issued for cash for a total offering of $3,000,000 less offering costs of $213,400 totaling $2,786,600.

Exemption from Registration

With respect to the issuance of 630,000 common shares listed at 5.1 above of this Item 5, the issuance of 400,000 common shares listed at 5.3 above of this Item 5 and the issuance of 521,739 common shares listed at 5.4 above of this Item 5, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the “Act”) and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the “Nevada Statutes”).

With respect to the issuance of the 2,736,247 common shares listed at 5.2 above of this Item 5, such issuance was also made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

Basis for Reliance Upon Exemption from Registration

The Company has relied upon the private placement exemption from registration provided by Section 4(2) of the Securities Act 1933 as amended (the “Act”). These shares were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering. This offering exemption is available to any issuer but prohibits general solicitation or advertising. In addition, each purchaser received information regarding the Company that was substantially equivalent to that found in a registration statement. Each prospective purchaser had full and unrestricted access to the Company, its books, and records, and the opportunity to ask questions of the Company’s management and receive answers to their questions.

Further, each purchaser gave the Company assurances that it was experienced and sophisticated in making investments of this type and that they were able to make the investment decision and could afford the total loss of their investment.

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

In keeping with the Company objective, described in an earlier section, namely pursuing a strategy of growth in our mineral reserves through optimization of current operations, exploration and prudent acquisitions, the Company will discuss the following actions and strategies implemented or anticipated in 2008:

•	Expansion of the Lily Mine operation and success of drilling programs to date
•	Acquisitions – specifically Barbrook Mine
•	Exploration

Growth And Expansion

Lily Mine

The primary focus of the company, to the extent that the Company is able, is to develop the underground mine at Lily. Primary development of the initial underground section began in July 2007 and first production is expected in the fourth quarter of 2008. This underground tonnage will be treated at the current Makonjwaan mill for the next two years. The acquisition of the nearby Barbrook Mine, discussed below, with a dormant processing plant has altered the original strategy of building a new plant at the Lily Mine site. It is planned to refurbish the Barbrook plant by the end of 2008 and be in operation in early 2009.

The Lily Main Pit opencast operation which commenced in 2000 was completed in September 2006. Production from the additional discovery of open pit reserves along the eastern strike extension (Lily East and Rosie’s Fortune) commenced immediately thereafter to give the Company a continuous production life of mine up until October 2008.

The following table summarizes the tons milled, gold produced and operating profit (loss) for the life of the open pit operations to date.

Period		Ore Milled	Au Produced		Average Grade Produced		Operating Profit/(loss)
Year	mths	t	kg	oz	g/t	oz/t	US$
2000/01	9	120,000	240	7,700	1.99	0.062	338,087
2001/02	12	154,000	309	9,900	2.00	0.063	647,117
2002/03	12	153,000	343	11,000	2.36	0.074	1,049,173

2003/04	12	131,000	241	7,700	1.84	0.057	(541,559)
2004	9	116,000	230	7,400	1.98	0.062	(743,916)
2005	12	168,000	398	12,800	2.37	0.074	420,522
2006	12	166,200	377	12,100	2.27	0.071	2,276,493
2007	12	160,000	322	10,400	2.32	0.072	1,010,599
TOTAL		1,168,200	2,460	79,000	2.11	0.064	4,456,516
(1)	Prior to March 31, 2004, 12 month accounting periods were from April 1 to March 31
(2)	2005 represents the first year of change to the accounting period or fiscal year based on a calendar year.

Potentially 9,000 oz remain in the Rosie’s Fortune Pit for extraction in the three-quarters of 2008. Thereafter the Company will require, as reported in previous reports, working capital financing to meet the requirements of its future short term business plan.

The extensive exploration diamond drilling programs completed since 2005 up to the end of 2007 have successfully increased the mineral reserves of the Lily Mine to the extent that a full Bankable Feasibility Study has been completed giving the entire project a very positive NPV and IRR at a conservative medium term gold price of US$800/ounce. Eighty two diamond drill holes (with wedges), totaling in excess of 21,000 meters of drilling, have increased measured and indicated estimated reserves from 210,000 ounces at the end of 2004 to an estimated 950,000 ounces by the end of 2007. The discovery cost is remarkably low at an estimated ±US$1.50 per ounce during this exploration period.

To the extent that we are able and provided that we can implement our current plans, we anticipate that exploration will continue on the mine property both from surface and later from underground as the mine develops in depth to continue increasing the reserve potential.

There can be no assurance that the Company will be successful in implementing its plans or the plan of operations described in this Form 10-KSB. The Company faces many risks and uncertainties and has only a limited history of operations. See Item 1A., “Factors That May Affect Future Results.”

Acquisitions

As previously stated, the Company intends to make strategic acquisitions in the next few years with the objective of increasing its production to 100,000 oz/annum. In this regard various opportunities are continually being investigated. External projects that have or are being considered at present include the Barbrook Mine.

Barbrook Mine

As previously disclosed in our Form 8-K, on February 21, 2008 we entered into an agreement to purchase Barbrook Mine. This offer was accepted by the seller corporation, Caledonia Mining Corporation. The Company has not, as of this date, completed the acquisition of the Barbrook Mine. The contemplated acquisition of the Barbrook Mine is subject to the Company’s completion of due diligence, the Company’s receipt of sufficient financing, and the satisfaction of other customary requirements necessary to complete the contemplated acquisition.

Currently and based on the due diligence that the Company has completed to date, the Company believes that the Barbrook Mines Limited holds title to a Mining Authorization covering an estimated 2,286 hectares which hosts a consolidation of numerous small mines and claims in the historically renowned Barberton gold mining district of South Africa. Mining at Barbrook commenced in the 1880’s. In 1996 exploration significantly improved the definition of estimated main ore zones. Treatment of refractory ores commenced in July 1996 and continued until July 1997. A total of 166,400 tons of sulphide ore was treated at an average rate of ±14,000 tons per month. 311 kg of gold was produced at a recovered grade of 1.87g/t. Both the head grade and metallurgical recovery achieved over this period (~40%) were below target and the mine was put on care and maintenance pending a re-evaluation of the mining method and metallurgical process.

Historic Production – Barbrook Mine

Period	Tonnage Treated T	Gold Produced kg	Gold Produced Oz	Recovered Grade g/t
Oct ’89 – Jan ‘91	220,630	500	16,075	2.31
Nov ’93 – Jan ‘95	490,533	645	20,740	1.31
Feb ’95 – May ‘95	81,130	131	4,210	1.62
Jul ’96 – Jul ‘97	166,397	311	10,000	1.87
2006	74,904	224	7,200	4.64
Total Production	1,033,594	1,711	58,225	1.66

Note: Information taken from Venmyn (Pty) Ltd Technical Statement January 2007

Based on the information we have available and provided that current trends continue, we believe that the Barbrook Mine looks promising. Various metallurgical test work took place between 1997-2007 which showed that improvements to gold recoveries are achievable. A complete re-evaluation was done in 2002. At that date, this lead to an estimate of Proven and Probable Ore Reserves amounting to 176,000 tons at an insitu grade of an estimated 6.0 g/t gold. All quoted Resource and Reserve estimates will be re-evaluated by EGL’s competent staff in time as additional information becomes available

The present state of the mine includes extensive (±40km) underground development above “10 Level” adit (600m amsl) up to surface. Measured and Indicated Mineral Reserves to 400 metres below 10 Level are reported at an estimated 322,000 oz of gold. A complete but partially operational plant remains requiring refurbishment. Barbrook lies approximately 7km from Lily Mine on a flat well maintained dirt road.

If we are successful in obtaining sufficient financing on reasonable terms and assuming that our due diligence review is completed and confirms our current assessments, we intend to complete our efforts to acquire the Barbrook Mine. However, there can be no assurance that we will be successful in these efforts.

Prospects for the Future:

Exploration

Other Properties

To the extent that we are able, we anticipate that geological exploration will continue on the Worcester project area, the Bonanza project area and other target locations, where drilling programs will be continued and where possible completed. The outcome of these drilling programs is expected to result in the further delineation of new ore bodies which can be developed for mining in the short term future. To the extent that it is possible and if we are successful, our goal is to produce an additional 20,000 oz/annum from a second operation. While we currently believe that this goal is feasible, we cannot assure that we will achieve this goal or the related objectives.

We anticipate that the acquisition of Barbrook may also add to the exploration focus for 2008.

Requirement for Additional Capital

Based on our current estimates and subject to later evaluations that are to be completed by management, we anticipate that our capital requirements can be grouped into three areas:

•	Development of the Lily underground mine and new processing plant
•	Exploration of the company’s minerals rights including extensions to Lily and the Worcester project area
•	Partial financing of acquisitions.

The development of the underground mine at Lily is of primary importance and the capital expenditure estimate for this project is US$70 Million. This will allow for the development of the underground workings and the mine infrastructure as well as the construction of a new processing plant at the Lily Mine site.

Ongoing exploration is expected to continue at the Worcester Mine and the other target locations within the company’s mineral rights. In most cases encouraging results have been obtained so far and a further amount of US$3.5 Million is required for exploration purposes over the next 18 months.

The Company intends to make at least one acquisition in 2008 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation. An amount of US$10 Million has been estimated for this purpose and this estimate may be changed as we complete further reviews in light of new additional information.

Accordingly the Company seeks to raise additional capital for its Lily Mine underground development in the third quarter of 2008 in which the Company will seek an additional $70 million in new capital. There can be no assurance that the Company will be successful in raising any such additional new capital or, if it is successful, that the additional new capital can be raised on terms that are reasonable in light of the Company’s current circumstances.

The abovementioned capital raising is planned to take place approximately 3 months from now. In the interim the company requires bridging finance in order to maintain ongoing operations and meet its capital commitments.

Accordingly, a convertible bond facility is planned in April 2008 for the raising of US$4 million for the abovementioned purposes. This interim funding is necessary to implement the company’s plans prior to the main fund raising in the third quarter of 2008. There can be no assurance that these efforts to raise additional new capital will be successful.

Results of Operations for the 12 Months ended December 31, 2007 and 2006

A summary of the Company’s operations, which arise only from work at its Lily Mine, for the 12 month period ended December 31, 2007 compared with the same period for 2006 are given below.

Comparative 12 Months - 2007 vs 2006 Operational Results

	2007	2006
Ore Tons Milled	160,003	166,228
Yield – gram per ton	2.01	2.27
Gold Produced – oz	10,287	12,389
Gold Price - $/oz	$703	$602

Total Income*	$7,289	$7,420
Cost of Production*	($5,955)	($5,362)
Operating Income/(Loss)*	$1,334	$2,058
Operating Expense, net*	($2,738)	($2,549)
Net Income (Loss)*	($1,404)	($491)

* Expressed in Thousands

Comparative Results for the 12 Months ended December 2007 and 2006

Revenues: For the 2007 year covering twelve months of commercial production from January 1, 2007 to December 31, 2007, the Company produced 10,287 ounces of gold versus 12,389 ounces of gold for 2006, a decrease in production of 17%. Conversely, the Company recorded revenues of approximately $7,289,000 from the sale of gold versus revenues of approximately $7,420,000 for 2006, which amounted to a decrease of approximately 2%. The factors affecting these fluctuations in production and revenue were as follows:

•

From January to June 2007 oxide ore was mined from the Lily east pit which contained excessive moisture leading to a viscosity problem that prohibited the normal throughput of tons through the processing plant. In July 2007 production began at Rosie's Fortune. The presence of "old workings" in the Rosies' open pit resulted in lower tons treated. The "old workings" are previously stopped out areas and represent a loss of ore. In comparison, during 2006 higher grade sulphide ore was mined from the Lily open pit. Despite this lower production, revenues remained stable due to the increase in the gold price.

•

Despite the lower production for 2007, revenues were positively affected by an increase in the US Dollar gold price which averaged $703 per oz of gold versus $602 per oz of gold for 2006, an increase of approximately 17%.

While we believe that we were able to achieve some success in our efforts, there can be no assurance that we will continue to achieve this success in the future.

Production: Cost of production increased from approximately $5,362,000 in 2006 to approximately $5,955,000 in 2007, an increase of 11%. This decrease was largely due to the high waste to ore strip ratio in both Lily open pit and Rosies’ Fortune. Total waste tons mined for the December 2006 year was 417,102 tons at a strip ratio of 2.5:1. Comparatively, the waste tons mined for the December 2007 year was 1,345,310 tons at a strip ratio of 11.9:1. As a result, the Company’s cost of production in 2007 was approximately $579 per oz of gold produced. In 2006, however, the Company’s cost of production was $425 per oz of gold produced.

Impact of Exchange Rate Differences for years ended December 31, 2007 and December 31, 2006: Changes in exchange rates have a significant impact on the comparability of our results for the years ended December 31, 2007 versus 2006. The average rates of exchange for the years ended December 31, 2007 and December 31, 2006 were SAR 6.9455 to $1 and SAR 6.6879 to $1, respectively – approximately 3.9% weakening of the South African Rand against the US Dollar. Had this exchange rate remained the same in 2007 as that of 2006, the results of our operations arising from South African Rand transactions would have been approximately $24,000 higher.

Changes in exchange rates had a significant impact on the comparability of our balance sheets for December 31, 2007 versus 2006. The rates of exchange as at December 31, 2007 and December 31, 2006 were SAR 6.8620 to $1 and SAR 7.0290 to $1, respectively – approximately 2.4% strenghtening of the South African Rand against the US Dollar. Had this exchange rate remained the same in 2007 as that of 2006, our total South African Rand based assets would have been approximately $310,979 lower. This variation in the main relates to our property, plant and mine development costs.

Operating Expenses: The Company’s operating expenses increased by approximately $189,000 to $2,738,000 mainly due to the costs of compliance of the corporation in 2007 due to the listing requirements and the costs involved in the corporation’s application to a higher listing on the OTC Bulletin Board. Also, an expense of $182,000 was recorded in 2007 for minority interest (2006 - $219,000).

Restructuring:On March 28, 2008, EGSA entered into a Convertible Loan Agreement. The agreement involves EGSA receiving $3,981,932 (32,000,000 SA Rands) of proceeds. The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA. If EGSA is able to list its shares with JSE Limited (JSE) within six months of the agreement date then no interest is due and payable. If EGSA is not able to list its ordinary shares with the JSE within six months of the agreement date then interest will accrue at the South African Prime Rate and be due and payable immediately. If EGSA list its ordinary shares with JSE after six months due but before twelve months of the agreement date, then interest will accrue and be paid on a monthly basis until conversion or repayment of the loan. If EGSA has been unable to list its ordinary shares with JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding shares of ordinary shares of EGSA.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act

The directors and executive officers currently serving EGI are as follows:

Name	Age	Positions Held and Tenure

Michael McChesney	57	Director, President and Chief Executive Officer since October 2005
Tamer Muftizade	55	Director and Chief Financial Officer since October 2005
Dr. William Morton Stear	61	Director and Chief Technical Officer since October 2005
Maurice Emery	54	Director since January 2006
George Kanaan	61	Director since February 2007
Robert McDermott	63	Director from October 2005 to February 2007
Derrick Short	41	Secretary since October 2005

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

Biographical Information

Michael McChesney, age 57, has been the Chief Executive Officer and a Director of the Company from October 2005 to the present.  Mr. McChesney was educated in Johannesburg, South Africa where he graduated with a Bachelor of Science degree in Civil Engineering from the University of the Witwatersrand in 1973 and a Bachelor of Science in Mining Engineering from the University of the Witwatersrand in 1975. Mr. McChesney is a registered Professional Engineer with the Engineering Council of South Africa and is a member of the South African Institute of Mining and Metallurgy. He has over 30 years of experience in engineering, mine management and corporate management of various South African mining companies. Mr. McChesney has held various senior positions in mining companies in South Africa including the position as Chief Executive Officer of several mining companies. His responsibilities have included mineral exploration, feasibility studies, engineering design, project management, operations and general management. Recently Mr. McChesney has been involved in establishing and developing a number of gold mining companies in Southern Africa. With respect to the previous five years, Mr. McChesney has held the following positions:

2006 - Present:	Eastern Goldfields, Inc.
Date of Employment: January 1, 2006
Job Title: Chief Executive Officer and Director

1995 - Present:	Cheston Minerals (Pty) Ltd
Date of Employment: March 1, 1995
Job Title: Managing Director

Tamer Muftizade, age 55, has been the Chief Financial Officer and a Director of the Company from September 2005 to the present. Mr. Muftizade was educated in London, England and received a Bachelor of Arts in Accountancy with Honors from the City of London Polytechnic, School of Business Studies in 1974. Mr.

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

Dr. William Stear, age 61, has been the Chief Technical Officer and a Director of the Company from October 2005 to the present. Dr. Stear is a graduate of various universities in South Africa, namely the University of Stellenbosch, the University of the Witwatersrand and the Nelson Mandela Metropolitan University. His post-graduate qualifications include a Doctorate (PhD) in Sedimentary Geology in 1980, a Master of Science degree, cum laude, in Economic Geology in 1976, a Master of Science degree in Mining Engineering in 1986 and a Master of Philosophy degree, cum laude, in Ancient Cultures in 2006. Dr. Stear is a registered Natural Scientist with the South African Council for Natural Scientific Professions, a Fellow of the Australasian Institute of Mining and Metallurgy, a Fellow of the South African Institute of Mining and Metallurgy and a Fellow of the Geological Society of South Africa. He is an internationally acknowledged “Competent Person” which is the professional designation as an “Expert” in his particular professional discipline. Dr. Stear has more than 35 years of experience in mineral exploration, mining geology and mineral economics, most of which has been in a management and advisory capacity. Dr. Stear's professional career has included the analysis and planning of gold mining projects. He has held various senior positions in major mining companies in South Africa, including Exploration Manager and Consulting Mining Geologist. He also has served on the board of directors of various resource companies. He has founded and for almost two decades, managed a mineral industry consultancy company which specializes in independent technical and economic evaluations of mining companies and mineral projects. As an independent consultant he has further developed related expertise in merchant banking and resource investment. With respect to the previous five years, Dr. Stear has held the following positions:

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
Date of Employment: September 1, 1988
Job Title: Managing Director – Mining

Maurice Emery, age 54, has been a director of the Company from January 2006 to present. Mr. Emery is a Swiss Certified Public Accountant. During his earlier working career in Switzerland, Mr. Emery worked for Union Suisse Assurances, a Swiss insurance company. He also worked as an accountant for the Basle Cantonal Hospital and for a private real estate management company. Since 1986 to present Mr. Emery has served as the Managing Director of Kestrel S.A., a Swiss company which provides international trust, company and investment advisory services to a wide variety of international clients who include various mining companies. These mining company clients have permitted Mr. Emery to develop specialized experience and expertise in the mining industry. Mr. Emery has at various times served on the Board of Directors of several public mining companies which are listed on the Johannesburg and London Stock Exchanges. With respect to the previous five years, Mr. Emery has held the following positions:

2006 - Present:	Eastern Goldfields, Inc.
Date of Employment: January, 2006
Job Title: Director

1986 – Present	Kestrel S.A.
Date of Employment: April 28, 1988
Job Title: Director

George Kanaan, age 61, has been a director of the Company from February 2007 to present. Mr. Kanaan holds a MSc (Civil Engineering) degree from the Carnegie-Mellon University, Pennsylvania and a MBA degree from the University of Bridgeport, Connecticut. He was Candidate for the degree of Doctor in Business Administration at the Harvard University Graduate School of Business Administration and he is a Registered Professional Engineer in the states of New York and Connecticut. Mr. Kanaan started his career with Citibank and was appointed as General Manager heading the London branch of Citibank NA/Saudi American Bank from inception. Mr. Kanaan also headed, as its CEO, the Private Asset Management Company of one of the most prominent members of the Saudi royal family. With respect to the previous five years, Mr. Kanaan has held the following positions:

2007 - Present: Eastern Goldfields, Inc.
Date of Employment: February 17, 2007
Job Title: Director

1997 - Present:	Resource Consolidated Limited
Date of Employment: May 1, 1997
Job Title: President. This corporation is a management consulting company

Robert McDermott, age 63, served as a director of the Company from October 2005 to February 2007 when he resigned for personal reasons.

Derrick Short, age 41, has been the Secretary of the Company from October 2005 to the present. Mr. Short was educated in Pretoria, South Africa where he graduated with a Bachelor of Accounting Science degree from the University of South Africa in 1992. Mr. Short was initially trained as an auditor after completing his compulsory work experience with a major accounting firm before moving into the mining industry. He has over 15 years experience in the mining industry and has held various positions including financial, administrative, budgetary control and general management positions. Most recently Mr. Short has served as the Finance Director for the Company’s South African subsidiaries. With respect to the previous five years, Mr. Short has held the following positions:

2006 - Present:	Eastern Goldfields Inc.
Date of Employment: January 1, 2006

Job Title: Corporate Secretary

1999 – 2005:	Cheston Minerals (Pty) Ltd
Date of Employment: February 15, 1999
Job Title: Financial Manager

The Company has established various committees which presently include an Audit Committee, a Remuneration Committee and an Ethics Committee. This Audit Committee has two members who the Company has determined are financial experts, namely, Messrs. Maurice Emery and George Kanaan . Both of these parties are considered “independent”, as the term used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act 1934. The Company plans to form such other committees as may be required by federal securities laws and the newly adopted rules of various stock markets and exchanges.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Item 10.	Executive Compensation

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2007 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#	LTIP Payouts ($)	All Other Compensation ($)
1. Michael McChesney	2005 (1)	-0-	-0-	-0-	-0-	150,000	-0-	$36,000 (2)
President & Chief	2006 (1)	$163,800	-0-	-0-	-0-	-0-	-0-	-0-
Executive Officer	2007 (1)	$171,000	-0-	-0-	-0-	-0-	-0-	-0-

2. Tamer Muftizade	2005 (1)	-0-	-0-	-0-	-0-	100,000	-0-	-0-
Chief Financial	2006 (1)	$129,000	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2007 (1)	$141,000	-0-	-0-	-0-	-0-	-0-	-0-

3. Dr. William Stear	2005 (1)	-0-	-0-	-0-	-0-	100,000	-0-	-0-
Chief Teachnical	2006 (1)	$102,000	-0-	-0-	-0-	50,000	-0-	-0-
Officer	2007 (1)	$126,000	-0-	-0-	-0-	-0-	-0-	-0-

4. Derrick Short	2005 (1)	-0-	-0-	-0-	-0-	80,000	-0-	$27,000 (2)
Secretary	2006 (1)	$114,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007 (1)	$126,000	-0-	-0-	-0-	-0-	-0-	-0-

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

Further and during the year ending December 31, 2007, the Company’s Board of Directors approved annual compensation to the Company’s officers as follows: (A) $171,000 as cash compensation to Michael McChesney, the Company’s President and Chief Executive Officer; (B) $141,000 as cash compensation to Tamer Muftizade, the Company’s Chief Financial Officer; (C) $102,000 as cash compensation and options to purchase 50,000 shares to Dr. William Stear, the Company’s Chief Technical Officer; and (D) $114,000 as cash compensation to Derrick Short, the Company’s Secretary. All of the compensation paid to the Company’s officers during 2007 was paid pursuant to the terms of the three year employment agreements that the Company entered into with each of them.

Compensation of Non-Executive Directors

Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Stock Option Plan

In October 2005, the Company’s Board adopted the 2005 Stock Grant and Option Plan (the “Plan”) in order to provide incentives to Directors, employees and others rendering services to the Company. During the fiscal years ended December 31, 2007 and December 31, 2006, no stock options were exercised under this Plan. This Plan authorizes the granting of up to 850,000 stock options to Officers, Directors, employees and consultants.  As of December 31, 2007, 850,000 options have been granted to twelve individuals at an exercise price of $1.50 per share, with options vesting incrementally through October 28, 2008. The first exercisable date for these options, and, amounting to 33 1/3% of the amount of grant was October 28, 2006.

Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% o Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Dr. William Stear Chief Technical Officer	50,000	100%	$1.50	10/28/2009

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of December 31, 2007:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
1. Common	Michael McChesney PO Box 820, Nelspruit 1200, South Africa	-0- (3)	-0-

2. Common	Tamer Muftizade 2 Simmonscourt Square, Dublin 4, Ireland	30,000	0.32%

3. Common	Dr. William Morton Stear, PO Box 1343, Kynsna 6570, South Africa	-0- (4)	-0-

4. Common	Maurice Emery Pausilippe, Chemin des Trois Portes 11, 2000 Neuchâtel, Switzerland	15,000 (5)	0.16%

5. Common	George Kanaan 8 Airlie Gardens, Kensington, London W8 7AJ, United Kingdom	-0-	-0-

6. Common	Derrick Short PO Box 820, Nelspruit 1200, South Africa	-0- (6)	-0-

7. Common	Kevin Timothy Ryan 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119, USA	1,100,000 (7)	11.73%

8. Common	Birol Nadir 2 Simmonscourt Square, Dublin 4, Ireland	661,720 (8)	7.06%

9. Common	Stirling Nominees Limited Pausilippe, Chemin des Trois Portes 11, 2000 Neuchâtel, Switzerland	2,881,393	30.73%

10. Common	Officers and directors as a group	2,603,567	27.76%

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

(2)	Percentages are based on 9,377,986 common shares issued and outstanding as of March 24, 2008.

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

Audit Fees

Mendoza Berger & Company, LLP is expected to bill approximately $75,000 for the audit of our 2007 annual financial statements. For the fiscal years ended December 31, 2006, Mendoza Berger & Company, LLP & Company billed $90,000 for the audit of our annual financial statements and review of our Form 10-QSB filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 and 2006.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2007 and 2006.

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

Date: April 14, 2007

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

(Signature and Title)

By: /s/ George Elias Kanaan, Director

______________________________________________________________________________________

(Signature and Title)

Date: April 14, 2007

EASTERN GOLDFIELDS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Eastern Goldfields, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Goldfields, Inc. (a Nevada corporation) (the Company) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Goldfields, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

Irvine, California

April 9, 2008

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Cash	$355,148	$1,103,433
Inventories (Notes 2 and 3)	467,254	358,414
Prepaid expenses and other current assets	378,703	215,822

Total current assets	1,201,105	1,677,669

Property, plant, and mine development, net
(Notes 2 and 4)	13,377,800	8,775,180
Other assets	189,461	61,083

Total assets	$14,768,366	$10,513,932

See accompanying notes to consolidated financial statement

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006

Current liabilities:
Accounts payable and other current liabilities	$1,688,411	$911,692
Advances from stockholders (Note 5)	17,485	6,473
Current portion of long-term liabilities (Note 6)	202,704	91,776

Total current liabilities	1,908,600	1,009,941

Long-term liabilities:
Long term liabilities, net of current portion (Note 6)	641,280	23,576
Reclamation and remediation obligation (Notes 2
and 7)	329,109	323,038

Total long-term liabilities	970,389	346,614

Commitments and contingencies (Note 8)	-	-
Minority interest (Note 9)	1,592,097	1,410,058

Stockholders’ equity: (Notes 10 and 12)
Common Stock:
$0.001 par value, 25,000,000 shares authorized;
9,377,986 and 8,856,247 shares issued and
outstanding at December 31, 2007 and 2006, respectively	9,378	8,856
A Class Preference Shares:
$0.00002 par value, 10,000,000 shares authorized;
2,881,393 and 2,921,393 shares issued and outstanding
at December 31, 2007 and 2006, respectively	45	46
Additional paid in capital	21,008,860	17,819,376
Other comprehensive loss	(448,497)	(1,488,651)
Accumulated deficit	(8,235,425)	(6,830,993)

	12,334,361	9,508,634

Less: Loan to Lomshiyo (Note 9)	(2,037,081)	(1,761,315)

Total stockholders’ equity	10,297,280	7,747,319

Total liabilities and stockholders’ equity	$14,768,366	$10,513,932

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Income:
Sales (Note 2)	$7,289,335	$7,419,741
Other income	326,023	220,761

Total income	7,615,358	7,640,502

Costs and expenses:
Cost of production	5,954,654	5,362,161
Exploration costs	133,292	-
Operating expenses	2,706,918	2,526,645

Total costs and expenses	8,794,864	7,888,806

Loss from operations	(1,179,506)	(248,304)

Other expenses:
Interest	42,887	23,422

Loss before minority interest	(1,222,393)	(271,726)
Minority interest (Note 9)	(182,039)	(218,971)

Loss before provision for income taxes	(1,404,432)	(490,697)
Provision for income taxes (Note 11)	-	-

Net loss	$(1,404,432)	$(490,697)

Net loss per share, basic and diluted	$(0.15)	$(0.06)

Weighted average shares outstanding	9,183,585	8,162,955

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		A Class Preference Shares
					Common
					Stock to be		Other			Total
	Number of	Par	Number of	Par	Issued	Additional	Comprehensive	Accumulated	Loan to	Stockholders'
	Shares	Value	Shares	Value	(Cancelled)	Paid-in Capital	Loss	Deficit	Lomshiyo	Equity

Balance at December 31, 2005	5,610,000	$5,610	3,121,393	$49	$2,846	$15,466,406	$(390,693)	$(6,340,296)	$(1,556,775)	$7,187,147

Common stock cancelled	(520,000)	(520)	-	-	520	-	-	-	-	-
Common stock issued for cash	630,000	630	-	-	(630)	-	-	-	-	-
Restricted common stock
issued in accordance with
share exchange	2,736,247	2,736	-	-	(2,736)	-	-	-	-	-
Common stock issued for cash	400,000	400	-	-	-	1,839,600	-	-	-	1,840,000
Common stock issued in
exchange for A Class Shares	-	-	(200,000)	(3)	-	3	-	-	-	-
Common stock options	-	-	-	-	-	513,367	-	-	-	513,367
Accrual of interest income on
loan to Lomshiyo	-	-	-	-	-	-	-	-	(204,540)	(204,540)
Net loss	-	-	-	-	-	-	-	(490,697)	-	(490,697)
Foreign currency translation	-	-	-	-	-	-	(1,097,958)	-	-	(1,097,958)
Comprehensive loss										(1,588,655)

Balance at December 31, 2006	8,856,247	$8,856	2,921,393	$46	$-	$17,819,376	$(1,488,651)	$(6,830,993)	$(1,761,315)	$7,747,319

Common stock issued for cash	521,739	522	-	-	-	2,786,078	-	-	-	2,786,600
Common stock issued to
exchange for A Class Share	-	-	(40,000)	-	-	-	-	-	-	-
Common stock options	-	-	-	-	-	403,405	-	-	-	403,405
Accrual of interest income on		-	-	-	-	-	-	-	-	-
loan to Lomshiyo	-	-	-	-	-	-	-	-	(275,766)	(275,766) (1,404,432)
Net loss	-	-	-	-	-	-	-	(1,404,432)	-	1,040,154
Foreign currency translation	-	-	-	-	-	-	1,040,154	-	-
Comprehensive loss										(364,278)

Balance at December 31, 2007	9,377,986	$9,378	2,921,393	$46	$-	$21,008,859	$(448,497)	$(8,235,425)	$(2,037,081)	$10,297,280

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,404,432)	$(490,697)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion, and amortization	676,122	501,349
Stock-based compensation	403,405	513,367
Minority interest	182,039	218,971
Increase in amount due from Lomshiyo	(275,766)	(204,540)
Changes in assets and liabilities:
Inventories	(108,840)	86,962
Other assets	(128,378)	(61,083)
Prepaid expenses and other current assets	(162,881)	309,749
Accounts payable and other current liabilities	776,719	(108,175)
Reclamation and remediation	-	130,407

Net cash provided from (used in) operations	(42,012)	896,310

Cash flows from investing activities:
Purchase of property and equipment	(4,824,912)	(1,818,978)

Net cash used in investing activities	(4,824,912)	(1,818,978)

Cash flows from financing activities:
Advances from stockholders	11,012	(21,500)
Proceeds from issuance of long-term debt	846,063	-
Repayment of long-term debt	(117,431)	(116,109)
Proceeds from common stock issued	2,786,600	1,840,000

Net cash provided by financing activities	3,526,244	1,702,391

Effect of exchange rates on cash	592,395	115,825

Net increase in cash	(748,285)	895,548

Cash, beginning or period	1,103,433	207,885

Cash, end of period	$355,148	$1,103,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,887	$23,422
Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$403,405	$513,367

Interest income on loan to Lomshiyo	$275,766	$204,540

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Depreciation, depletion and amortization is determined to give a fair and systematic charge in the income statement taking into account the nature of a particular ore body and the method of mining of that ore body. Mining assets, including mine development and infrastructure costs, mine plant facilities and evaluation costs, are amortized over the life of the mine using units-of-production method, based on estimated proved and probable ore reserves above the infrastructure. The proven and probable reserve quantities used to calculate depreciation, depletion and amortization do not include the proven and probable reserve quantities attributable to stockpiled inventory.

Proved and probable ore reserves reflect the estimated quantities of economically recoverable reserves, which can be recovered in future from known mineral deposits.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in years ended December 31, 2007, and 2006. The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The “more-likely-than-not” threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax is not considered “more-likely-than-not” it is to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment upon adoption would be recorded directly to retained earnings and reported as a change in accounting principle at December 31, 2006.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories

As described below, costs that are incurred in or that benefit the productive process are accumulated as stockpiles and inventories. Stockpiles and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles and inventories, resulting from net realizable value impairments, are reported as a component of Cost of production. The major classifications are as follows:

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Stripping Costs (Continued)

As the Company’s open pit operations are forecasted to cease in mid-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the years ended December 31, 2007 and 2006.

Reclamation and Remediation Costs (Asset Retirement Obligations)

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Stock Option Expense

Compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, which have since vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, which have vested based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Recently Issued Accounting Standards (Continued)

AMENDMENT OF ARB NO. 51 (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 16 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SAFS No. 141 (R), “BUSINESS COMBINATIONS (REVISED 2007) (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141 (R) requires the acquirer to value the assets and liabilities at fair value of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our financial condition or results of operation.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	INVENTORIES

Inventories at December 31 consist of the following:

	2007	2006
Stockpiles Precious metals in process	$242,921 224,333	$160,987 197,427
	$467,254	$358,414

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of December 31, are as follows:

	2007	2006
Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$91,162 5,839,151 7,344,539 1,489,488 97,738 60,099 1,735,479 214,752 331,827	$88,743 5,684,246 2,452,784 1,449,974 95,145 60,701 1,689,440 209,054 323,025
Less: accumulated depreciation and amortization	17,204,235 (3,826,435)	12,053,112 (3,277,932)
Net property and equipment	$13,377,800	$8,775,180

Depreciation, depletion and amortization expense is $676,122 and $501,349 for the years ended December 31, 2007 and 2006, respectively.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

5.	ADVANCES FROM STOCKHOLDERS

Advances from stockholders as of December 31, are as follows:

	2007	2006
Cheston Minerals (Pty) Ltd	$17,485	$6,473
	$17,485	$6,473

These are unsecured non-interest bearing loans with no repayment terms negotiated.

6.	LONG TERM LIABILITIES

Long term liabilities as of December 31, are as follows:

	2007	2006
Standard bank vehicle and asset financing Less: current portion	$843,984 (202,704)	$115,352 (91,776)
	$641,280	$23,576

Secured banking facility against mining equipment bearing interest at the prime bank lending rate less 1.75% and repayable in monthly installments of South African Rands 182,669 ($26,620).

The interest rates at December 31, 2007 and 2006 are14.50% and 9.50%, respectively.

Maturities of the liabilities are as follows:

For the year ending December 31: 2008 2009 2010 2011	$202,704 202,805 236,662 201,813
$843,984

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

At December 31, 2007 and 2006, $329,109 and $323,038, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2005 Additions, change in estimate and other Liabilities settled Accretion expense	$192,631 130,407 - -
Balance, December 31, 2006 Additions, change in estimate and other Liabilities settled Accretion expense	323,038 6,071 - -
Balance, December 31, 2007	$329,109

8.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond in the amount of South African Rands 200,000 ($29,146) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($23,900) issued in favor of the Department of Minerals and Energy.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8.	COMMITMENTS AND CONTINGENCIES (Continued)

$180,000 and $150,000 to operating expense for the years ended December 31, 2007 and December 31, 2006, respectively.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director. This agreement covers the investor relation services to be provided by ZPL to EGI. The Company charged $198,000 and $189,000 to operating expense for the years ended December 31, 2007 and December 31, 2006, respectively.

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At December 31, 2007 – $1,442,728 and at December 31, 2006 - $1,404,454). This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s December 31, 2007 and December 31, 2006 consolidated balance sheets. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans. The transaction closed on February 2, 2006.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

9.	MINORITY INTEREST (Continued)

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (14.5% at December 31, 2007 and 12.5% at December 31, 2006). The note accrues interest and is payable to the Company on January 2, of each year. A total of $480,306 of accrued interest has been added to the note receivable. The note is due and payable on December 31, 2010. The Company’s common stock collaterizes the note receivable.

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

On May 17, 2007, the Company issued 521,739 shares of common stock for cash net proceeds of $2,786,600.

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

1.

During the year ended December 31,2007 and 2006,40,000 and 200,000 A Class Preference Shareholders exercised Cash Acceptance whereby an equivalent number of EGI common stock held by Stirling Nominees Limited ("Stirling") were sold for the benefit of these A Class Preference Shareholders.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.	CAPITAL STOCK

A Class Preference Shares (Continued)

2.

All of the exchanges of A Class Preference Shares were cancelled and are not part of the issued and outstanding capital stock of the Company as of December 31, 2007 and 2006. Accordingly, as of December 31, 2007 and 2006, amount of issued and outstanding EGSA A Class Preference Shares totaled 2,881,393 and 2,921,393, respectively and are recorded as part of the shareholders' equity in the consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

3.

The 2,881,393 shares of EGI common stock are held by Stirling which can be accessed by the A Class Preference Shareholders in terms of a Share Services Agreement (“Services Agreement”). This Services Agreement which is valid through August 31, 2025, is invoked upon acceptance of an offer by the Company ("EGI Offer") to acquire the A Class Preference Shares from an Offeree. The Services Agreement provides that:

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10. CAPITAL STOCK

A Class Preference Shares (Continued)

EGSA Dividend rights –The holders of the EGSA A Class Preference Shares will only be entitled to a dividend if EGI declares dividends in respect of any year, and then the EGSA Class A shares will be entitled to a preference dividend out of the profits of EGSA available for distribution per EGSA A Class share.

11. INCOME TAXES

The Company files tax returns in both South Africa and the United States of America

The components of the consolidated income tax provision (benefit) for the years ended December 31 are as follows:

	2007		2006
Current Deferred Change in valuation allowance	$	- (1,478,000) 1,478,000	$	- (704,000) 704,000
Benefit (provision) for income tax		$-		$-

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the years ended December 31 is as follows:

	2007	2006
U.S. tax benefit on continuing U.S. operations Foreign tax benefit from continuing foreign operations Change in valuation allowance	(35%) (29%) 64%	(35%) (29%) 64%
Effective tax rate	-	-

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

11.	INCOME TAXES (Continued)

The formula for determining South African mining tax is:

Y = 35-175/X (2004: Y = 37-185/X)

Where Y is the percentage rate of tax payable and X is the ratio of mining profit, after the deduction of redeemable capital expenditure, to mining revenue expressed as a percentage.

As of December 31, 2007 and 2006, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2007	2006
Deferred tax liabilities: Fixed assets	$(1,549,000)	$(889,000)
Deferred tax assets: Net operating loss carryforwards Unredeemed capital expenditures	1,558,000 9,711,000	1,578,000 7,553,000
Total deferred tax assets	11,269,000	9,131,000
Total net deferred tax assets Valuation allowance	9,720,000 (9,720,000)	8,242,000 (8,242,000)
Net deferred tax asset	$-	$-

From South African operations, the Company had unredeemed capital expenditures of $9,711,000 as of the year ended December 31, 2007. The Company had estimated and assessed losses of $9,061,000 as of the year ended December 31, 2007.

The Company had available approximately $1,101,000 of unused U.S. net operating loss carry-forwards at December 31, 2007, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes in 2027. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

11.	INCOME TAXES(Continued)

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2006 the Company maintained a valuation allowance for the U.S. and South African deferred tax asset due to uncertainties as to the amount of the taxable income from operations that will be realized.

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction in California and South Africa. The Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2004. No tax returns are currently under examination by any tax authorities.

12.	STOCK OPTIONS

Employee Stock Options

The Company currently maintains the Eastern Goldfields, Inc. 2005 Stock Plan (“Stock Plan”), approved by stockholders on November 26, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than 100% of fair market value of the underlying stock at the date of grant. Options granted under the Company’s stock plan vest over periods ranging from one to three years of the date of the grant and are exercisable over a period of time not to exceed 10 years from grant date. At December 31, 2006, no shares were available for future grants under the Company’s 2005 Stock Incentive Plan.

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	STOCK OPTIONS(Continued)

Employee Stock Options (Continued)

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding, beginning of year Granted Exercised Forfeited and expired	850,000 - - -	$1.50 - - -		800,000 50,000 - -	$1.50 1.50 - -
Outstanding, end of year	850,000	$1.50		850,000	$1.50
Options exercisable, end of year Weighted average fair value of options granted during the year	$833,000 -	$1.50	$ $	550,000 $5.12	$1.50

The fair value of the stock options granted (and vested) during the years ended December 31, 2007 and 2006, was approximately $0 and $85,000 or $0 and $5.12 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the years ended December 31, 2006, were the option exercise price of $1.50 per share, a 3 year life of the options, volatility measure of 50%, a dividend rate of 0% and a risk free interest rate of 4.55%.

The following table summarizes information about stock options outstanding at December 31, 2007, with exercise prices less than the fair market value on the date of grant with no restrictions on exercisability after vesting:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	STOCK OPTIONS(Continued)

Employee Stock Options (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	850,000	9	$1.50	833,000	$1.50

As of December 31, 2007, there was approximately $86,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of .9 years.

13.	SUBSEQUENT EVENTS

On March 28, 2008, EGSA entered into a Convertible Loan Agreement. The agreement involves EGSA receiving $3,981,932 (32,000,000 SA Rands) of proceeds. The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA. If EGSA is able to list its shares with JSE Limited (JSE) within six months of the agreement date then no interest is due and payable. If EGSA is not able to list its ordinary shares with the JSE within six months of the agreement date then interest will accrue at the South African Prime Rate. If EGSA list its ordinary shares with JSE after six months but before twelve months of the agreement date, then interest will accrue and be paid on a monthly basis until conversion or repayment of the loan. If EGSA has been unable to list its ordinary shares with JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding shares of ordinary shares of EGSA.