Form 10-Q
period 2008-03-31
Eastern Goldfields, Inc.
filed 2008-05-15
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to______________________________________

Commission File Number: 0-52151

Eastern Goldfields, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	88-0441307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808

(Address of principal executive offices – Zip Code)

(619) 497-2555

(Registrant’s telephone number, including area code)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 15, 2008, 9,377,986 shares of the issuer’s common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(Unaudited)

ASSETS

Cash Inventories (Note 3) Prepaid expenses and other current assets	$159,857 510,553 168,938
839,348
Property, plant, and mine development, net (Note 4) Other assets	11,618,434 405,057
Total assets	$12,862,839

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable and other current liabilities Advances from stockholders (Note 5) Current portion of long-term liabilities (Note 6)	$1,831,857 479,223 162,185
Total current liabilities	2,473,265
Long-term liabilities: Long term liabilities, net of current portion (Note 6) Reclamation and remediation obligations (Note 7)	502,131 277,550
Total long-term liabilities	779,681
Commitments and contingencies (Note 8) Minority interest (Note 9)	- 1,607,494
Stockholders’ equity: Common Stock: $0.001 par value, 25,000,000 shares authorized; 9,377,986 shares issued and outstanding at March 31, 2008 A Class Preference Shares: $0.00002 par value, 10,000,000 shares authorized; 2,881,393 and shares issued and outstanding at March 31, 2008 Additional paid in capital Other comprehensive loss Accumulated deficit	9,378 46 21,008,859 (2,758,167) (8,148,176)
Less: Loan to Lomshiyo (Note 8)	10,111,940 (2,109,541)
Total stockholders’ equity	8,002,399
Total liabilities and stockholders’ equity	$12,862,839

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31,2007
Income: Sales Other income	$2,185,015 73,262	$1,427,544 64,649
Total income	2,258,277	1,492,193
Costs and expenses: Cost of production Exploration costs Operating expenses	1,589,011 - 542,906	1,172,067 107,354 551,337
Total costs and expenses	2,131,917	1,830,758
Income (Loss) from operations	126,360	(338,565)
Other expenses: Interest Income (Loss) before minority interest Minority interest	23,714	3,797
	102,646 (15,397)	(342,362) -
Income (Loss) before provision for income taxes Provision for income taxes	87,249 -	(342,362) -
Net income (loss)	$87,249	$(342,362)
Earnings (loss) per share, basic	$0.01	$(0.04)
Earnings (loss) per share, diluted	$0.01	$(0.04)
Weighted average shares outstanding, basic	9,377,986	8,856,247
Weighted average shares outstanding, diluted	9,961,086	8,856,247

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity
Balance at December 31, 2007 Accrual of interest income on loan to Lomshiyo Net income Foreign currency translation	9,377,986 - - -	$9,378 - - -	2,881,393 - - -	$46 - - -	$21,008,859 - - -	$(448,497) - - (2,309,670)	$(8,235,425) - 87,249 -	$(2,037,081) (72,460) - -	$10,297,280 (72,460) 87,249 (2,309,670)
Comprehensive loss									(2,222,421)
Balance at March 31, 2008	9,377,986	$9,378	2,881,393	$46	$21,008,859	$(2,758,167)	$(8,148,176)	$(2,109,541)	$8,002,399

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities: Net income (loss)	$87,249	$(342,362)

Adjustments to reconcile net loss to net cash used

in operating activities:

Depreciation, depletion and amortization

Accrued interest income on Loan Lomshiyo

Minority interest

Changes in assets and liabilities:

Increase in inventories

Decrease (Increase) in other assets

Decrease in prepaid expenses and other current assets

Increase in accounts payable and other current liabilities

Increase in reclamation and remediation fund

	135,841 (72,460) 15,397 (43,299) 29,681 148,849 143,446 (184,361)	34,488 (64,600) - (59,817) (178,694) 11,459 123,147
Net cash provided from (used in) operations	260,343	(476,379)
Cash flows from investing activities: Purchase of property and equipment	(989,369)	(540,106)
Net cash used in investing activities	(989,369)	(540,106)
Cash flows from financing activities: Advances from (to) stockholders Repayment of long-term debt	461,738 (179,668)	(6,473) (27,231)
Net cash used in (by) financing activities	282,070	(33,704)
Effect of exchange rates on cash Net decrease in cash	251,665 (195,291)	79,278 (970,911)
Cash, beginning of period	355,148	1,103,433
Cash, end of period	$159,857	$132,522
Supplemental disclosure of cash flow information: Cash paid for interest	$23,714	$3,797
Supplemental disclosure of non-cash operating, investing and financing activities: Accrual of interest income on loan to Lomshiyo	$72,460	$64,600

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

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

The interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of these interim statements have been included. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying interim consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued for the three months ended March 31, 2008 and 2007. The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended March 31, 2008:

DISCLOSURE FOR RECONCILIATION
OF BASIC AND DILUTED
EARNINGS PER SHARE

For the Three Months Ended March 31, 2008

Income	Shares	Per-share
(Numerator)	(Denominator)	Amount

Net income	$87,249	9,377,986	$0.01

BASIC EPS
Income available to common
Stockholders	$87,249	9,377,986	$0.01

Options	________	583,100

DILUTED EPS
Income available to common stockholders
And assumed conversions	$87,249	9,961,086	$0.01

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

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

As the Company’s open pit operations are forecasted to cease in mid-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the three months period ended March 31, 2008.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. S required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of output that is significant to the fair value measurement.

Fair Value at March 31, 2008
Total	Level 1	Level 2	Level 3

Assets:

Cash	$2,889	$2,889	$ -	$ -
Other assets	60,916	60,916
$ 63,805	$ 63,805

Liabilities:

None

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Accounting (Continued)

The company’s cash and certain other assets are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and certain other assets that are valued based on quoted market prices in active markets are primarily money market securities.

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reprted earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	INVENTORIES

Inventories at March 31, 2008 consist of the following:

Precious metals in process Stockpiles	$292,378 218,175
$510,553

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

4.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of March 31, 2008 are as follows:

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$76,886 4,924,810 7,183,843 1,256,252 82,433 50,688 1,463,724 181,124 279,867
Less: accumulated depreciation	15,499,627 (3,881,193)
Net property and equipment	$11,618,434

Depreciation, depletion and amortization expense is $135,841 for the three months ended March 31, 2008.

5.	ADVANCES FROM STOCKHOLDERS

Advances from stockholders at March 31, 2008 consist of the following:

Cheston Minerals (Pty) Limited EGH Limited	$13,022 466,201
$479,223

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

6.	LONG TERM LIABILITIES

Standard Bank Vehicle and Asset Finance Less: Current portion	$664,316 (162,185)
$502,131

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 182,669 ($22,451).

Maturities of the liabilities are as follows:

For the year ending March 31: 2008 2009 2010 2001	$123,498 171,034 199,587 170,197
$664,316

7.	RECLAMATION AND REMEDIATION

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

At March 31, 2008 $277,550 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2007 Reduction, change in estimate and other Liabilities settled Accretion expense	$329,109 (51,559) - -
Balance, March 31, 2008	$277,550

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond amounting to South African Rands 200,000 ($24,581) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($20,157) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President. This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML. The agreement requires a monthly payment of $16,000. The term of the agreement is one year and is renewable on an annual basis. The Company charged $48,000 to operating expense for the three month period ended March 31, 2008.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director. This agreement covers the investor relation services to be provided by ZPL to EGI. The agreement requires a monthly payment of $16,500. The Company charged $49,500 to operating expense for the three month period ended March 31, 2008.

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At March 31, 2008 – $1,216,784). This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s March 31, 2008 consolidated balance sheet. Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans. The transaction closed on February 2, 2006. The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.5% at March 31, 2007). The note accrues interest and is payable to the Company on January 2, of each year. A total of $552,766 of accrued interest has been added to the note receivable. The note is due and payable on December 31, 2010. The Company’s common stock collaterizes the note receivable.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

10.	CONVERTIBLE LOAN

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

11.	STOCK OPTIONS

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

The following table summarizes annual activity for all stock options for each of the three months ended March 31:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

11.	STOCK OPTIONS(Continued)

Employee Stock Options (Continued)

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding, beginning of the period Granted Exercised Forfeited and expired	850,000 - - -	$1.50 - - -		850,000 - - -	$1.50 - - -
Outstanding, end of the period	850,000	$1.50		850,000	$1.50
Options exercisable, end of year Weighted average fair value of options granted during the period	$833,000 -	$1.50	$ $	550,000 -	$1.50

The fair value of the stock options granted (and vested) during the period ended March 31, 2008 and 2007, was approximately $0 and $0 or $0 and $0 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the periods ended March 31, 2008 and 2007, were the option exercise price of $1.50 per share, a 3 year life of the options, volatility measure of 50%, a dividend rate of 0% and a risk free interest rate of 4.55%.

The following table summarizes information about stock options outstanding at March 31, 2008, with exercise prices less than the fair market value on the date of grant with no restrictions on exercisability after vesting:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

11.	STOCK OPTIONS(Continued)

Employee Stock Options (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	850,000	9	$1.50	833,000	$1.50

As of March 31, 2008, there was approximately $86,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of .9 years.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EASTERN GOLDFIELDS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term “the Company,” “we,” “us,” and “our” refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

Item 1A. Risk Factors.

Lack of Diversification: Our business, assets, and operations are concentrated in South Africa and to that extent in a limited gold mining area solely for the mining of gold. As a result, we are not diversified and to that extent we face continuing challenges to achieve stable revenues, profits, and cash flow while also remaining exposed to the risks associated with this concentration. For the foreseeable future, we remain subject to these risks and uncertainties and we remain highly dependent upon the price of gold. For these and other reasons, the purchase our Common Stock should not be undertaken except by those persons who can afford the total loss of their investment.

Matter of Estimates: Our reserves and many of our calculations regarding our mining properties and associated reserves are based upon estimates obtained under our Bank Feasibility Study. While this study was conducted by reputable and recognized experts who, we believe, possess the expertise, experience, and capabilities that allow them to undertake the Bank Feasibility Study and thereby provide estimates upon which we rely, these estimates and the resulting calculations may change and later be revised upward or downward to such an extent that the magnitude and timing of any such revision cannot be projected. As a result and as we undertake further mining operations, we may revise the estimates based upon additional information and studies then conducted. For these and other reasons, we cannot give you or any person any assurances that the estimates we have used and which are otherwise incorporated or referenced in this Form 10-Q will remain accurate or that they will not be revised downward as further information becomes available.

Small Company, Limited Resources & Need for Additional Capital: We are a small company with limited financial resources relative to the many competitors in our industry. In the event of any unexpected problems or difficulties in our business and operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions. Further, we currently estimate that we will need to raise an additional $70,000,000 in additional capital. We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to execute our plans. Further, in the event that we are successful and raise any additional capital, our stockholders may incur significant and immediate dilution of their investment and thereby also incur a significant diminution of their influence and control of the Company.

Limited Trading Market for Common Stock:Our common stock is presently traded in the over-the-counter market and is quoted on the “Pink Sheets.” While we seek to obtain trading of our common stock on the OTC Bulletin Board and possibly, we can not give any assurances that we will be successful in these efforts. Our stock trades on a limited and sporadic basis and we cannot assure you that a continuous liquid trading market will develop or, if it does develop, that it will be sustained for any continuous period.

Lack of Profits and Lack of Positive Cash Flow: During the three months ended March 31, 2008, we recorded a net profit of $87,249 compared to a Net Loss of $342,362 for the three months ended March 31, 2007 and negative cash flow during both periods. While we believe that if we can successfully implement our business plan and if market and competitive conditions allow we will achieve profitability, we can not assure you that we will achieve profitability or if we do achieve profitability, that we can sustain profitability and positive cash flow in the future.

Lack of Dividends: Our board of directors determines whether to pay dividends on the Company’s issued and outstanding shares. The declaration of dividends will depend upon our future earnings (if any), our capital requirements, our financial condition and other relevant factors. Our board of directors does not intend to declare any dividends on our Common Stock for the foreseeable future. We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes.

Competition & Lack of Diversification: Gold properties eventually become depleted or uneconomical to continue mining. As a result, our long-term success is dependent on its ability to acquire, discover, develop and mine new properties. The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If the Company is unable to locate, develop and economically mine new properties, it most likely will not be able to be profitable on a long-term basis. In addition, all of our assets and operations are concentrated in the mining business described in this Form 10-Q and we have no current plans to diversify into any other business activity.

Limited Trading History for our Common Stock: Our common stock has had only a limited trading history and there exists only a limited and sporadic trading market. As a result and given the limited trading market for our common stock and the lack of any continuous trading volume, the price of our common stock may be far more volatile and unpredictable than the prices of common stocks and other securities that have a long and established trading history. Further, our Common Stock may not possess the attributes necessary to allow it to be used as collateral in any loan transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our strategy, to the extent that we are able, is to grow our mineral reserves. At the same time, we seek to optimize our current operations, through exploration and prudent acquisitions. During 2008, we took the following actions:

•	We expanded the Lily Mine operation and success of drilling programs to date

•	We prepared for Acquisitions – specifically Barbrook Mine

•	We continued our exploration

Growth and Expansion

Lily Mine

Our primary focus, to the extent that we are able, is to develop the underground mine at Lily. Primary development of the initial underground section began in July 2007 and we are anticipating that if current projections hold, our first production may be in the fourth quarter of 2008. Under these conditions, the underground tonnage will be treated at the current Makonjwaan mill for the next two years. If we complete the acquisition of the nearby Barbrook Mine (see discussion below), the mine’s dormant processing plant may allow us, to the extent that we are able, to change the original strategy of building a new plant at the Lily Mine site. If we are able to do so, we plan to refurbish the Barbrook plant by the end of 2008 which may allow us to undertake operations in early 2009.

The Lily Main Pit opencast operation which commenced in 2000 was completed in September 2006. Production from the additional discovery of open pit reserves along the eastern strike extension (Lily East and Rosie’s Fortune) commenced immediately thereafter to give the Company a continuous production life of mine up until September 2008.

The following table summarizes the tons milled, gold produced and operating profit (loss) for the life of the open pit operations to date (using the estimates that we have obtained from a third party and which, based on current information, appear as reasonable projections):

Period		Ore Milled	Au Produced		Average Grade Produced		Operating Profit/(loss)
Year	mths	t	kg	oz	g/t	oz/t	US$
2000/01	9	120,000	240	7,700	1.99	0.062	338,087
2001/02	12	154,000	309	9,900	2.00	0.063	647,117
2002/03	12	153,000	343	11,000	2.36	0.074	1,049,173
2003/04	12	131,000	241	7,700	1.84	0.057	(541,559)
2004	9	116,000	230	7,400	1.98	0.062	(743,916)
2005	12	168,000	398	12,800	2.37	0.074	420,522
2006	12	166,200	377	12,100	2.27	0.071	2,276,493
2007	12	160,000	322	10,400	2.32	0.072	1,010,599
2008	3	38,365	78	2,538	2.02	0.062	126,360
TOTAL		1,206,565	2,538	81,538	2.13	0.066	4,582,876

(1)	Prior to March 31, 2004, 12 month accounting periods were from April 1 to March 31

(2)	2005 represents the first year of change to the accounting period or fiscal year based on a calendar year.

If our current estimates are reasonable and subject to a continuation of current market conditions, we currently anticipate a potential of about 9,000 oz may remain in the Rosie’s Fortune Pit for extraction in the three-quarters of 2008. Thereafter the Company will likely require, as reported in previous reports, working capital financing to meet the requirements of its future short term business plan.

The extensive exploration diamond drilling programs completed since 2005 up to the end of 2007 have successfully increased the mineral reserves of the Lily Mine to the extent that a full Bankable Feasibility Study has been completed giving the entire project a projected very positive NPV and IRR at a conservative medium term gold price of US$800/ounce. Eighty two diamond drill holes (with wedges), totaling in excess of 21,000 meters of drilling, have increased proved and probable reserves from 208,000 ounces at the end of 2006 to an estimated 565,000 ounces by the end of 2007The discovery cost is remarkably low at an estimated ±US$1.50 per ounce during this exploration period.

To the extent that we are able and provided that we can implement our current plans, we anticipate that exploration will continue on the mine property both from surface and later from underground as the mine develops in depth to continue increasing the reserve potential.

There can be no assurance that we will be successful in implementing our plans or the plan of operations described in this Form 10-Q. We face many risks and uncertainties and we have only a limited history of operations and all of our projections are based upon estimates which incorporate assumptions which may be revised (adversely) as further information becomes available.

Acquisitions

If circumstances and our financial resources allow, we intend to make strategic acquisitions in the next few years with the objective of increasing its production to 100,000 oz/annum. We continue to investigate potential opportunities. External projects that have or are being considered at present include the Barbrook Mine.

Barbrook Mine

As previously disclosed in our Form 8-K, on February 21, 2008 we entered into an agreement to purchase Barbrook Mine. This offer was accepted by the seller corporation, Caledonia Mining Corporation. We have not, as of this date, completed the acquisition of the Barbrook Mine. The contemplated acquisition of the Barbrook Mine is subject to the Company’s completion of due diligence, the Company’s receipt of sufficient financing, and the satisfaction of other customary requirements necessary to complete the contemplated acquisition.

Currently and based on the due diligence that we have completed to date, we believe that the Barbrook Mines Limited holds title to a Mining Authorization covering an estimated 2,286 hectares which hosts a consolidation of numerous small mines and claims in the historically renowned Barberton gold mining district of South Africa. Mining at Barbrook commenced in the 1880’s. In 1996 our exploration significantly improved the definition of estimated main ore zones. Treatment of refractory ores commenced in July 1996 and continued until July 1997. A total of 166,400 tons of sulphide ore was treated at an average rate of ±14,000 tons per month. 311 kg of gold was produced at a recovered grade of 1.87g/t. Both the head grade and metallurgical recovery achieved over this period (~40%) were below target and the mine was put on care and maintenance pending a re-evaluation of the mining method and metallurgical process.

Based on the information we have available and provided that current trends continue, we believe that the Barbrook Mine looks promising. Various metallurgical test work took place between 1997-2007 which showed that improvements to gold recoveries are achievable. A complete re-evaluation was done in 2002. At that date, this lead to an estimate of Proven and Probable Ore Reserves amounting to 176,000 tons at an insitu grade of an estimated 6.0 g/t gold. All quoted Resource and Reserve estimates will be re-evaluated by EGL’s competent staff in time as additional information becomes available. Our estimates and projections may change and there can be no assurance that we will not later reduce our current estimates and projections as additional information becomes available.

The present state of the mine includes extensive (±40km) underground development above “10 Level” adit (600m amsl) up to surface. Measured and Indicated Mineral Reserves to 400 metres below 10 Level are reported at an estimated 322,000 oz of gold. A complete but partially operational plant remains requiring refurbishment. Barbrook lies approximately 7km from Lily Mine on a flat well-maintained dirt road.

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

The development of the underground mine at Lily is of primary importance and the capital expenditure estimate for this project is US$70 Million. Our current estimates and projections suggest that will be sufficient to allow us to develop the underground workings and the mine infrastructure as well as the construction of a new processing plant at the Lily Mine site.

Currently, we anticipate that ongoing exploration will continue at the Worcester Mine and the other target locations within our mineral rights. In most cases we have had encouraging results so far. But we anticipate that we will need to make an estimated US $3.5 Million in additional capital expenditures to achieve the exploration objectives that we have set for the next 18 months. That estimate may change or increase if further evaluations show that additional expenditures may be needed to fully complete these explorations.

The Company intends to make at least one acquisition in 2008 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation. An amount of US$10 Million has been estimated for this purpose and this estimate may be changed as we complete further reviews in light of new additional information.

Accordingly and to the extent that we are able, we seek to raise additional capital for our Lily Mine underground development in the third quarter of 2008. Our current capital raising strategy also calls for us to seek an additional $70 million in new capital. While we have had discussions with several potential providers of capital, we are not in a position to estimate the form or terms of any such financing arrangement and we cannot give you any assurance we will successfully complete any financing arrangements or, if we do, that the additional new capital obtained in any financing arrangement can be raised on terms that are reasonable in light of our current circumstances.

But, overall and if we can achieve our current objectives, our goal is to complete all of these financing arrangements in the third quarter of 2008. As an interim step, we completed a convertible bond facility in March 2008 which raised US$4 million as part of our additional capital raising strategy. This interim funding is necessary to implement our plans prior to the main fund raising in the third quarter of 2008. Given the uncertainties of the marketplace and the challenges that we face, there can be no assurance that our efforts to raise additional new capital will be successful.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

A summary of our comparative operations, which arise only from open pit mining operations at the Lily Mine, for the three months period ended March 31, 2008 and March 31, 2007 were as follows:

	2008	2007
Ore Tons Milled	38,365	40,878
Yield – grams per ton	2.02	1.80
Gold Sold – oz	2,378	2,186
Gold price - $/oz	$916	$652

Total Income*	$2,258	$1,492
Cost of Production*	($1,589)	($1,172)
Exploration Costs*	-	($107)
Operating Income*	$669	$213
Operating Expenses, net*	($582)	($555)
Net Income (Loss)*	$87	($342)

* Expressed in Thousands

Comparative Results of the Three Months Ended March 31, 2008 and 2007

Revenues: For the 2008 period covering three months of commercial production from January 1, 2008 to March 31, 2008 (“First Quarter 2008”), we recorded revenues of approximately $2,185,000 from sales of gold versus revenues of approximately $1,428,000 for the three month period from January 1, 2007 to March 31, 2007 (the “First Quarter 2007”), which amounted to an increase of approximately 53%. The principal factors affecting this increase in revenue were as follows:

•

Although the quarter ending 31 March 2008 showed an improvement in grade in comparison to the quarter ending 31 March 2007, tons milled was lower in the 2008 quarter. This was primarily due to the higher than expected rainfall during this period which hampered production. In the March quarter 2007, rainfall measured was 148 mm at Lily and 272 mm at the Makonjwaan plant. In comparison the rainfall measured in the March 2008 quarter was 259 mm at Lily and 485 mm at the Makonjwaan plant.

•

However, this reduction in production was compensated primarily by the increase in the price of gold. Whereas, our 2007 sales averaged $652 per ounce of gold, our 2008 sales have averaged $916 per ounce of gold; an increase in the price of gold of 40%. This increase enhanced our margins and our profitability. This increase in the price of gold may or may not be a trend and if it is a trend, we do not know if it will continue. We are not able to project gold prices and to the extent that gold prices fall in the future, our operations, revenues, profitability, and cash flow will be adversely and significantly impacted for such period of time as lower price levels in the marketplace are maintained.

Cost of Production: Although ore tons milled was marginally lower in the First Quarter 2008 compared to the First Quarter 2007, overall we experienced higher cost of production. During the First Quarter 2008, we produced 2,492 ounces of gold for $1,589,000, whereas, during the First Quarter 2007, we produced 2,362 ounces of gold for $1,172,000. Accordingly, per ounce cost of production for the First Quarter 2008 was $638 whereas per ounce cost of production for First Quarter 2007 was $496; an increase in the per ounce production of gold of 31%. A principal reason for this increase was due to the increase in the diesel price per liter of 11.5% for the quarter and in comparison to the diesel price as at 31 March 2007 a 43.7% increase and a 7.5% increase in the plant hire costs effective 1 January 2008. Fuel and oil price increases generally have a negative impact on our margins, cash flow, and profitability.

Operating Expenses for the First Quarter 2008:  Our operating expenses remained approximately same and even marginally lower in the First Quarter 2008 at $543,000 than in the First Quarter 2007.

Changes in Exchange Rates: Changes in exchange rates did not have a significant impact on the comparability of our results for the First Quarter 2008 versus the First Quarter 2007. The average rates of exchange for the interim periods ended March 31, 2008 and March 31, 2007 were SAR 7.4990 to $1 and SAR 7.1619 to $1, respectively – approximately 5% weakening of the South African Rand against the US Dollar. Had the exchange rate remained the same during the First Quarter 2008 as that of First Quarter 2007, the results of our operations arising from South African Rand transactions would have been approximately $18,600 higher.

Changes in exchange rates also had a significant impact on the comparability of our balance sheets as of March 31, 2008 versus March 31, 2007. The rates of exchange as at March 31, 2008 and March 31, 2007 were SAR 8.1363 to $1 and SAR 7.2750 to $1, respectively – approximately 12% weakening of the South African Rand against the US Dollar. Had the exchange rate remained the same in 2008 as that of 2006, our total South African Rand based net assets would have been approximately $1,319,000 higher. This variation in the main relates to our property, plant and mine development costs. We are not able to predict future exchange rates and we may face prolonged and dramatic adverse exchange rate market conditions in the future.

Restructuring: On March 28, 2008 and through our subsidiary, EGSA, we entered into a Convertible Loan Agreement. The agreement involves EGSA receiving $3,981,932 (32,000,000 SA Rands) of proceeds. The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA. This would serve to dilute (reduce) our interest in EGSA, our subsidiary. If EGSA is able to list its shares with Johannesburg Stock Exchange Limited (JSE) within six months of the agreement date then no interest is due and payable. However, if EGSA is not able to list its ordinary shares with the JSE within six months of the agreement date then interest will accrue at the South African Prime Rate and be due and payable immediately. If EGSA list its ordinary shares with JSE after six months due but before twelve months of the agreement date, then interest will accrue and be paid on a monthly basis until conversion or repayment of the loan. If, for any reason, EGSA is unable to list its ordinary shares with JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding shares of ordinary shares of EGSA.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2008, our subsidiary, EGSA, entered into a Convertible Loan Agreement which was completed without the use of an underwriter. The transaction and the agreements were completed directly without any intermediary.

Through our subsidiary, EGSA, we received net proceeds of $3,981,932 (32,000,000 SA Rands)(based on current exchange rates).

In entering into the transaction with the Lender, we received assurances that:

(1) the Lender had received information, business and financial documents, and other disclosures regarding the Company, EGSA, and management equivalent to that found in a registration statement;

(2) the Lender had a full and unrestricted opportunity to ask questions of the Company’s and EGSA’s officers and directors and to receive answers to all such questions;

(3) the Lender is an Accredited Investor who is experienced and sophisticated in investment transactions made with small public companies;

(4) the Lender understood that it acquired the Convertible Loan (and subsequently, any shares of EGSA’s common stock thereby) as “restricted securities,” for investment purposes only and not with a view toward their resale; and

(5) the transaction with the Lender was not the product of any general solicitation or advertising but was the result of a pre-existing business relationship.

On this basis, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933.

All of the proceeds were and are to be used by EGSA to increase its working capital and for capital expenditures.

The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital (of EGSA) after the conversion of the loan by EGSA. If EGSA is able to list its shares with the Johannesburg Stock Exchange Limited (JSE) within six months of the agreement date then no interest is due and payable. If EGSA is not able to list its ordinary shares with the JSE within six months of the agreement date then interest will accrue at the South African Prime Rate. If EGSA list its ordinary shares with JSE after six months but before twelve months of the agreement date, then interest will accrue and be paid on a monthly basis until conversion or repayment of the loan. If EGSA has been unable to list its ordinary shares with JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding shares of ordinary shares of EGSA.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

EASTERN GOLDFIELDS, INC.

Date: May 15, 2008	BY:/s/ Michael McChesney
MICHAEL MCCHESNEY
Chief Executive Officer

Date: May 15, 2008	BY:/s/ Tamer Muftizade
TAMER MUFTIZADE
Chief Financial Officer