Form 10-Q
period 2008-06-30
Eastern Goldfields, Inc.
filed 2008-08-19
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

                                                                                                                           Yes    ☒          No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 15, 2008, 9,377,986 shares of the issuer’s common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                        June 30, 2008           December 31, 2007

                                                                                  (Unaudited)                    (Audited)

Cash Inventories (Note 3) Prepaid expenses and other current assets	$1,247,900 497,203 577,509	$355,148 467,254 378,703
Total current assets	2,322,612	1,201,105
Property, plant, and mine development, net (Notes 4) Other assets	25,894,526 632,418	13,377,800 189,461
Total assets	$28,849,556	$14,768,366

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

                                                                                 June 30, 2008               December 31, 2007

                                                                                 (Unaudited)                          (Audited)

Current liabilities: Accounts payable and other current liabilities Advances from stockholders Short term loans (Note 5) Current portion of long-term liabilities (Note 6)	$2,129,764 - 14,344,262 231,386	$1,688,411 17,485 - 202,704
Total current liabilities	16,705,412	1,908,600
Long-term liabilities: Long term liabilities, net of current portion (Note 6) Reclamation and remediation obligations (Note 7)	1,835,252 384,606	641,280 329,109
Total long-term liabilities	2,219,858	970,389
Commitments (Note 8) Minority interest (Note 9)	- 1,592,097	- 1,592,097

Stockholders' equity:

Common Stock:

$0.001 par value, 25,000,000 shares authorized; 9,377,986 shares issued and outstanding at June 30, 2008 and December 31, 2007

A Class Preference Shares:

$0.00002 par value, 10,000,000 shares authorized; 2,881,393 and   shares issued and outstanding at June 30, 2008 and December 31, 2007

Additional paid in capital

Other comprehensive loss

Accumulated deficit

	9,378 45 21,008,860 (2,024,245) (8,921,132)	9,378 45 21,008,860 (448,497) (8,235,425)
Less: Loan to Lomshiyo (Note 8)	10,072,906 (1,740,717)	12,334,361 (2,037,081)
Total stockholders' equity	8,332,189	10,297,280
Total liabilities and stockholder' equity	$28,849,556	$14,768,366

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Income: Sales Other income	$2,075,850 135,784	$1,739,577 75,339	$4,260,865 209,046	$3,167,121 139,988
Total income	2,211,634	1,814,916	4,469,911	3,307,109
Costs and expenses: Cost of production Exploration costs Operating expenses	2,128,424 131,279 686,011	1,203,859 48,953 570,456	3,717,435 131,279 1,228,917	2,375,926 156,307 1,121,793
Total costs and expenses	2,945,714	1,823,268	5,077,631	3,654,026
Income (Loss) from operations	(734,080)	(8,352)	(607,720)	(346,917)
Other expenses: Interest Income (Loss) before minority interest Minority interest	54,273	4,627	77,987	8,424
	(788,353) 15,397	(12,979) -	(685,707) -	(355,341) -
Income (Loss) before provision for income taxes Provision for income taxes	(772,956) -	(12,979) -	(685, 707) -	(355,341) -
Net income (loss)	$(772,956)	$(12,979)	$(685,707)	$(355,341)
Net income (loss) per share, basic	$(0.08)	$(0.00)	$(0.07)	$(0.04)
Net income (loss) per share, diluted	$(0.08)	$(0.00)	$(0.07)	$(0.04)
Weighted average shares outstanding, basic	9,377,986	8,856,247	9,377,986	8,856,247
Weighted average shares outstanding, diluted	9,377,986	8,856,247	9,377,986	8,856,247

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity
Balance at December 31, 2007 Accrual of interest income on loan to Lomshiyo Net income Foreign currency translation	9,377,986 - - -	$9,378 - - -	2,881,393 - - -	$45 - - -	$21,008,860 - - -	$(448,497) - - (1,575,748)	$(8,235,425) - (685,707) -	$(2,037,081) (202,750) - 499,114	$10,297,280 (202,750) (685,707) (1,076,634)
Balance at June 30, 2008	9,377,986	$9,378	2,881,393	$45	$21,008,860	(2,024,245)	(8,921,132)	(1,740,717)	8,332,189

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities: Net loss	$(685,707)	$(355,341)

Adjustments to reconcile net loss to net cash used

  in operating activities:

Depreciation, depletion and amortization

Accrued interest income on Loan Lomshiyo

Changes in assets and liabilities:

 Increase in inventories

Increase in other assets

Increase (Decrease)  in prepaid expenses and other current assets

 (Decrease) Increase in accounts payable and other current        liabilities

Increase in reclamation and remediation obligations

	382,982 (202,750) (29,949) - (198,807) 441,353 -	41,504 (132,088) (41,981) (397,767) 47,377 15,632 -
Net cash used in operations	(292,878)	(822,644)
Cash flows from investing activities: Purchase of property and equipment Capitalized costs	(12,975,651) (517,691)	(839,663) -
Net cash used in investing activities	(13,493,342)	(839,663)
Cash flows from financing activities: Advances to stockholders Proceeds from long-term debt Proceeds from common stock to be issued	(17,485) 15,566,916 -	(5,164) (49,555) 2,786,600
Net cash provided by financing activities	15,549,431	2,731,881
Effect of exchange rates on cash	(870,459)	127,466
Net increase (decrease) in cash	892,752	1,197,040
Cash, beginning of period	355,148	1,103,433
Cash, end of period	$1,247,900	$2,300,473
Supplemental disclosure of cash flow information: Cash paid for interest	$77,987	$8,424
Supplemental disclosure of non-cash operating, investing and financing activities: Accrual of interest income on loan to Lomshiyo	$202,750	$132,088

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

1.         ORGANIZATION AND HISTORY

Eastern Goldfields, Inc., (the “Company" or "EGI") is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa. EGSA conducts all of the Company’s business operations in South Africa through its South African corporation subsidiaries.

Eastern Goldfields, Inc. was originally incorporated under the laws of the State of Nevada on July 15, 1998, under the name of Fairbanks Financial, Inc. The Company was established as a business management, marketing and consulting firm to serve both the emerging and established business entrepreneur. Since its incorporation, the Company has had minimal operations. It redirected its business efforts in late 2005 and on September 23, 2005, following a change in control, it purchased 100% of the issued and outstanding common or ordinary stock of EGSA. On October 1, 2005, the Company’s wholly owned subsidiary, EGSA, acquired, via a share exchange, 100% of the issued and outstanding common or ordinary stock of Eastern Goldfields Limited. (“EGL”), a South African gold producer and developer corporation. EGL conducts mining operations in the Barberton Greenstone Belt area of the Mpumalanga Province, South Africa.  On October 25, 2005, the Company changed its corporate name to Eastern Goldfields, Inc. to more accurately reflect its business operations.  On May 30, 2008, EGSA, acquired 100% of the issued and outstanding common or ordinary stock of Barberton Mines Limited, also a South African gold producer and developer corporation.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

Depreciation, depletion and amortization are determined to give a fair and systematic charge in the income statement taking into account the nature of a particular ore body and the method of mining of that ore body. Mining assets, including mine development and infrastructure costs, mine plant facilities and evaluation costs, are amortized over the life of the mine using units-of-production method, based on estimated proved and probable ore reserves above the infrastructure. The proven and probable reserve quantities used to calculate depreciation, depletion and amortization do not include the proven and probable reserve quantities attributable to stockpiled inventory.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued for the six months ended June 30, 2008 and 2007.  The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the six months ended June 30, 2008:

                                                                                                      DISCLOSURE FOR RECONCILIATION

                                                                                                                OF BASIC AND DILUTED

                                                                                                                  EARNINGS PER SHARE

                                                                                                    For the Six Months Ended June 30, 2008

                                                                                                             Income                  Shares                 Per-share

                                                                                               (Numerator)        (Denominator)            Amount

        Net loss                                                                                          $(685,707)                  9,377,986                 $     (0.07)

        BASIC EPS

        Income available to common

                Stockholders                                                                         $(685,707)                  9,377,986                 $     (0.07)

        DILUTED EPS

        Income available to common stockholders

                And assumed conversions                                                 $(685,707)                  9,377,986                  $    (0.07)

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  As the Company is operating at a loss, no income taxes have been provided or are currently due.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

As the Company’s open pit operations are forecasted to cease in mid-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the six months period ended June 30, 2008.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Expense

Compensation cost recognized in 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, which have since vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, which have vested based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of output that is significant to the fair value measurement.

                                                                                                                                Fair Value at June 30, 2008

                                                                                                                             (in thousands)

                                                                                                                Total          Level 1           Level 2         Level 3

Assets:

                Cash                                                                               $   1,248          $  1,248               $  -                  $  -

                Other assets                                                                      27,602           27,602              _____            _____

                                                                                                        $ 28,850          $28,850              _____            _____

Liabilities:

                None

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of FAS 159 were adopted January 1, 2008.  The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3.         INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consist of the following:

                                                                                                                            2008                         2007

Precious metals in process Stockpiles	$271,981 225,222	$224,333 242,921
	$497,203	$467,254

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

4.         PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of June 30, 2208 and December 31, 2007 are as follows:

                                                                                                                        2008                          2007

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$373,418 3,546,010 25,071,849 3,163,685 92,232 187,519 5,022,824 285,373 190,189	$91,162 5,839,151 7,344,539 1,489,488 97,738 60,099 1,735,479 214,752 331,827
Less: accumulated depreciation	37,933,099 (12,038,573)	17,204,235 (3,826,435)
Net property and equipment	$25,894,526	$13,377,800

                Depreciation, depletion and amortization expense is $331,213 and $41,504 for the six months ended June 30, 2008 and 2007, respectively.

                Included in property, plant and mine development is Barbrook assets at acquisition cost of $17,849,848 and accumulated depreciation of $7,753,213.

5.         SHORT TERM LOANS

Short term loans at June 30, 2008 consist of the following:

Phoenix Gold Fund and Asian Investment Management Services Ltd Investec Bank Limited	$4,098,360 10,245,902
$14,344,262

There were no short term loans at December 31, 2007.

On March 28, 2008, the Company’s wholly owned subsidiary EGSA entered into a Convertible Loan Agreement (the “Agreement”) with Phoenix Gold Fund and Asian Investment Management Services Ltd, collectively referred to as “the Lenders”.

The Loan amounting to R32 million ($4,098,360 as of June 30, 2008) received on April 18, 2008 is termed as pre-listing funds prior to EGSA’s intended listing on the Johannesburg Stock Exchange within twelve months from the date of this Agreement.

For the purposes of this Agreement, EGSA has been ascribed a value of R432 million and the percentage shareholding that will be issued to the Lenders in order to discharge the Loan has been calculated accordingly.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

5.         SHORT TERM LOANS (Continued)

                The loan principal can convert into 6.9% of the total issued and outstanding shares of the ordinary capital of EGSA after the conversion of the loan by EGSA.  Conditions relating to interest payments are as follows:

•         If EGSA is able to list its shares with the JSE Limited (JSE) within six months of the agreement date then no interest is due and payable.

•         If EGSA is not able to list its ordinary shares with the JSE within six months of the agreement date then interest will accrue at the South African Prime Lending Rate.

•         If EGSA lists its ordinary shares with the JSE after six months but before twelve months of the agreement date, then interest will accrue and be paid on a monthly basis until conversion or repayment of the loan.

•         If EGSA has been unable to list its ordinary shares with the JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding ordinary shares of EGSA.

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($10,245,902 as of June 30, 2008) six month bridging loan facility from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  The facility is repayable 6 months after disbursement of May 30, 2008.  Interest on the facility is calculated at 3 month JIBAR plus 3% p.a., capitalized and payable quarterly.  EGSA has issued a R20 million warrant package to Investec on the execution of the Facility Documents.  The warrant package is calculated with reference to the conversion price for the common shares of EGSA equal to 110% of the lesser of R7.00 per share or the actual price per share achieved in the R100 million pre IPO equity raising.  As of the date of this filing the pre IPO equity raising has not taken place, therefore, the valuation of the warrants cannot be determined.  The warrants shall be convertible, in tranches of at least R1 million into ordinary shares of EGSA at the holder’s option at any time prior to 3 years after issue date.  If EGSA is not listed within nine months of execution of the Facility Documents, the Investec shall be entitled to elect to receive a settlement fee from EGSA equivalent to an independent valuation of the Warrant Package.  Security for the facility is:

•         A guarantee from the Company secured by a pledge and cession of its shareholding in and claims against EGSA;

•         A pledge and cession over EGSA’s shareholding in and claims against Barbrook Mines Ltd;

•         Suitable security over all of EGSA’s bank accounts, and

•         Subordination of shareholder and Group company loans to EGSA.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

5.         SHORT TERM LOANS (Continued)

                The following disclosures are in line with the requirements of Financial Accounting Standards Board Statement No. 141 (“FAS 141”):

a.       On May 30, 2008, EGSA purchased 100% of the issued ordinary share capital of Barbrook Mines Limited (“Barbrook”) from Maid 'O The Mist (Proprietary) Limited, a company incorporated in the Republic of South Africa and a subsidiary of Caledonia Mining Corporation Limited (“Caledonia”), a company incorporated in Canada.  In accordance with the sale agreement, Caledonia also agreed to procure the sale and cession of total amount owing by Barbrook to the Caledonia Group with effect from the closing date.

b.       The primary reason for this acquisition was that the dormant processing plant of Barbrook will allow the Company to change its original strategy of building a new plant at the Company’s Lily Mine site thereby resulting in substantial reductions in capital expenditure.

c.        As the acquisition was completed on May 30, 2008, results of operations of Barbrook for the period from May 31, 2008 to June 30, 2008 are included in the interim consolidated statement of operations of the Company for the six month period ended June 30, 2008.

d.       The cost of acquisition for the 100% of the issued ordinary share capital of Barbrook and shareholders loan accounts was South African Rands 70 million which approximated to $9.2 million as of the closing date.  The carrying value of the assets at December 31, 2007 has been written down to reflect the realisable value as per the value of this acquisition.

The pro forma information of the results of operations for the six month period ended June 30, 2008 is as follows:

                                                Operating expenses                                                           $(94,941)

                                                Net loss                                                                               $(94,941)

                                                Net loss per share                                                                 $(0.79)

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

6.         LONG TERM LIABILITIES

                                                                                                          June 30, 2008    December 31, 2007

Standard Bank Vehicle and Asset Finance Less: Current portion	$2,066,638 (231,386)	$843,984 (202,704)
	$1,835,252	$641,280

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 182,669 ($23,395) and South African Rands 182,669 ($26,620) at June 30, 2008 and December 31, 2007, respectively.

Maturities of the liabilities are as follows:

For the year ending December 31: 2008 2009 2010 2011 2012	$231,386 505,164 572,982 583,617 173,489
$2,066,638

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

At June 30, 2008 $384,606 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2007 Addition, change in estimate and other Liabilities settled Accretion expense	$329,109 55,497 - -
Balance, June 30, 2008	$384,606

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

8.         COMMITMENTS

A first continuing covering bond amounting to South African Rands 200,000 ($25,615) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($21,004) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President.  This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML.  The agreement requires a monthly payment of $16,000.  The term of the agreement is one year and is renewable on an annual basis.  The Company charged $96,000 and $90,000 to operating expense for the six month period ended June 30, 2008 and 2007, respectively.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director.  This agreement covers the investor relation services to be provided by ZPL to EGI.  The agreement requires a monthly payment of $16,500.  The Company charged $99,000 to operating expense for the six month period ended June 30, 2008 and 2007, respectively.

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 ($1,267,930 and $1,442,728 at June 30, 2008 and December 31, 2007, respectively).  This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s June 30, 2008 consolidated balance sheet.  Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans.  The transaction closed on February 2, 2006.  The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.075% at June 30, 2007).  The note accrues interest and is payable to the Company on January 2, of each year.  A total of $683,056 of accrued interest has been added to the note receivable.  The note is due and payable on December 31, 2010.  The Company’s common stock collaterizes the note receivable.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

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

The following table summarizes annual activity for all stock options for the six months ended June 30, 2008 and the year ended December 31, 2007:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of the period Granted Exercised Forfeited and expired	850,000 - - -	$1.50 - - -	850,000 - - -	$1.50 - - -
Outstanding, end of period	850,000	$1.50	850,000	$1.50
Options exercisable, end of period Weighted average fair value of options granted during the period	$833,000 -	$1.50	833,000 -	$1.50

The fair value of the stock options granted (and vested) during the six month period ended June 30, 2008 and the year ended December 31, 2007, was approximately $0 and $0 or $0 and $0 per stock option, respectively, and was determined using the Black Scholes option pricing model.  The factors used for the six month period ended June 30, 2008 and the year ended December 31, 2007, were the option exercise price of $1.50 per share, a 3 year life of the options, volatility measure of 43.77% (2007 - 50%), a dividend rate of 0% and a risk free interest rate of 2.10% (2007 - 4.55%).

The following table summarizes information about stock options outstanding at June 30, 2008, with exercise prices less than the fair market value on the date of grant with no restrictions on exercisability after vesting:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

 (Unaudited)

10.       STOCK OPTIONS (Continued)

            Employee Stock Options (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	850,000	0.6	$1.50	833,000	$1.50

As of June 30, 2008, there was approximately $86,000 of unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of 0.6 years.

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

Item 1A.  Risk Factors.

Lack of Diversification:  Our business, assets, and operations are concentrated in South Africa and the mining of gold. As a result, we are not diversified and to that extent we face continuing challenges to achieve stable revenues, profits, and cash flow while also remaining exposed to the risks associated with this concentration.

Small Company, Limited Resources & Need for Additional Capital:  We are a small company with limited financial resources relative to the many competitors in our industry.  In the event of any unexpected problems or difficulties in our business and operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions. Further, we currently estimate that we will need to raise $60,000,000 in additional capital.  We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to execute our plans.

Limited Trading Market for Common Stock:  Our common stock is presently traded in the over-the-counter Bulletin Board and is quoted on the “OTCBB Market”.  Our stock trades on a limited and sporadic basis and we cannot assure you that a continuous liquid trading market will develop or, if it does develop, that it will be sustained for any continuous period.

Lack of Profits and Positive Cash Flow:  During the six months ended June 30, 2008, we recorded a net loss of $685,707 compared to a net loss of $355,341 for the six months ended June 30, 2007 and negative cash flow during both periods.  While we believe that if we can successfully implement our business plan and if market and competitive conditions allow we will achieve profitability, we can not assure you that we will achieve profitability or if we do achieve profitability, that we can sustain profitability and positive cash flow in the future.

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

Limited Trading History for our Common Stock:  Our common stock has had only a limited trading history on the Bulletin Board Market.  As a result and given the limited trading market for our common stock, the price of our common stock may be far more volatile and unpredictable than the prices of common stocks and other securities that have a long and established trading history.

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

Growth and Expansion

Lily Mine

Our primary focus, to the extent that we are able, is to develop the underground mine at Lily.  Primary development of the initial underground section began in July 2007 and we are anticipating that if current projections hold, our first production may be in the fourth quarter of 2008.  Under these conditions, the underground tonnage will be treated at the current Makonjwaan mill for the next two years.  The dormant processing plant of the recently acquired Barbrook Mine (see discussion below), will allow us to change the original strategy of building a new plant at the Lily Mine site.  We plan to refurbish the Barbrook plant by the beginning of 2009 which may allow us to undertake operations soon thereafter.

The Lily Main Pit opencast operation which commenced in 2000 was completed in September 2006. Production from the additional discovery of open pit reserves along the eastern strike extension (Lily East and Rosie’s Fortune) commenced immediately thereafter to give the Company a continuous production life of mine up until October 2008.

The following table summarizes the tons milled, gold produced and operating profit (loss) for the life of the open pit operations to date (using the estimates that we have obtained and which, based on current information, appear as reasonable projections):

Period		Ore Milled	Au Produced		Average Grade Produced		Operating Profit/(loss)
Year	mths	t	kg	oz	g/t	Oz/t	US$
2000/01	9	120,000	240	7,700	1.99	0.062	338,087
2001/02	12	154,000	309	9,900	2.00	0.063	647,117
2002/03	12	153,000	343	11,000	2.24	0.074	1,049,173
2003/04	12	131,000	241	7,700	1.84	0.057	(541,559)
2004	9	116,000	230	7,400	1.98	0.062	(743,916)
2005	12	168,000	398	12,800	2.37	0.074	420,522
2006	12	166,200	377	12,100	2.27	0.071	2,276,493
2007	12	160,000	322	10,400	2.01	0.072	1,010,599
2008	6	76,237	139	4,673	1.82	0.057	202,271
TOTAL		1,244,437	2,599	83,673	2.10	0.066	4,658,787

(1)	Prior to March 31, 2004, 12 month accounting periods were from April 1 to March 31

(2)	2005 represents the first year of change to the accounting period or fiscal year based on a calendar year.

If our current estimates are reasonable, we currently anticipate a potential of about 9,000 oz may remain in the Rosie’s Fortune Pit for extraction in the three-quarters of 2008. Thereafter the Company will require, as reported in previous reports, working capital financing to meet the requirements of its future short term business plan.

The extensive exploration diamond drilling programs completed since 2005 up to the end of 2007 have successfully increased the mineral reserves of the Lily Mine to the extent that a full Bankable Feasibility Study has been completed giving the entire project a very positive NPV and IRR at a conservative medium term gold price of US$800/ounce.  Eighty two diamond drill holes (with wedges), totaling in excess of 21,000 meters of drilling, have increased proved and probable reserves from 208,000 ounces at the end of 2006 to an estimated 565,000 ounces by the end of 2007. The discovery cost is remarkably low at an estimated US $1.50 per ounce during this exploration period.

To the extent that we are able and provided that we can implement our current plans, we anticipate that exploration will continue on the mine property both from surface and later from underground as the mine develops in depth to continue increasing the reserve potential.

There can be no assurance that we will be successful in implementing our plans or the plan of operations described in this Form 10-Q.  We face many risks and uncertainties and we have only a limited history of operations.

Acquisitions

If circumstances and our financial resources allow, we intend to make strategic acquisitions in the next few years with the objective of increasing its production to 100,000 oz/annum.  We continue to investigate potential opportunities.  We cannot assure you that we will achieve these or other goals or if we achiweve them, that we can sustain any such achievement for any period in the future.

Barbrook Mine

As previously disclosed in our Form 8-K, on February 21, 2008 we entered into an agreement to purchase Barbrook Mine.  This offer was accepted by the seller corporation, Caledonia Mining Corporation.  The acquisition was completed on May 30, 2008.

                Currently and based on the due diligence that we have completed, the Barbrook Mines Limited holds title to a Mining Authorization covering an estimated 2,286 hectares which hosts a consolidation of numerous small mines and claims in the historically renowned Barberton gold mining district of South Africa.  Mining at Barbrook commenced in the 1880’s.  In 1996 exploration significantly improved the definition of estimated main ore zones.  Treatment of refractory ores commenced in July 1996 and continued until July 1997.  A total of 166,400 tons of sulphide ore was treated at an average rate of 14,000 tons per month. 311 kg of gold was produced at a recovered grade of 1.87g/t.  Both the head grade and metallurgical recovery achieved over this period (~40%) were below target and the mine was put on care and maintenance pending a re-evaluation of the mining method and metallurgical process.

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

The present state of the mine includes extensive (40km) underground development above “10 Level” adit (600m amsl) up to surface.  A complete but partially operational plant remains requiring refurbishment. Barbrook lies approximately 7km from Lily Mine on a flat well-maintained dirt road.  Our plans for the Barbrook Mine are subject to our receipt of additional financial resources.  We cannot assure that we will be successful in obtaining additional financial resources or, if we are successful, that we can obtain such resources on a reasonable basis given our present circumstances.

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

            We anticipate that the acquisition of Barbrook may also add to the exploration focus for 2008 but we have not made any specific determinations with respect to the extent of the amount of exploration that may be completed in 2008 or the precise time frame for thjis exploration.

Requirement for Additional Capital

Based on our current estimates and subject to later evaluations that are to be completed by management, we anticipate that our capital requirements can be grouped into three general areas:

•	Development of the Lily underground mine and new processing plant

•	Exploration of the company’s minerals rights including extensions to Lily and the Worcester project area

•	Partial financing of acquisitions.

The development of the underground mine at Lily is of primary importance and the capital expenditure is currently estimated at US$31 Million.  Breakdown of this estimate is as follows:

                                                                                                                                                        US$ million

Repayment of bridging loan (incl. interest) arranged to acquire

       100% of the shares in Barbrook Mines                                                                                                       $12

Development of underground mine at the Lily Mine                                                                                        10

Refurbish and expand Barbrook plant                                                                                                                   5

Working capital and finance costs                                                                                                                        4

                                                                                                                                                                                 $31

Our current estimates and projections suggest that this may be sufficient to allow us to develop the underground workings and the mine infrastructure at the Lily Mine site as well as the refurbishment of the Barbrook plant to be used for processing the Lily ore.  We may change or revise our estimates as we obtain additional information and as studies of the mine are completed.  In the event that the amount needed is increased, we may re-evaluate our plans and delay or re-schedule capital expenditures for this property and other properties consistent with circumstances and priorities at that time.

Currently, we anticipate that ongoing exploration will continue at the Worcester Mine and the other target locations within our mineral rights.  In most cases we have had encouraging results so far.  But we anticipate that we will likely need to make an estimated US $4 Million in additional capital expenditures to achieve the exploration objectives that we have set for the next 18 months.  That estimate may change or increase if further evaluations show that additional expenditures may be needed to fully complete these explorations.

If circumstances allow and if we are successful in obtaining additional necessary capital, we anticipate that we may develop Barbrook underground by expanding Barbrook plant for production of a planned 28,000 oz pa starting in 2010.  Currently, and subject to further confirmation, we estimate that capital expenditures for Barbrook are as follows:

                                                                                                                                                        US$ million

Pre-production capital program to develop underground workings

       commencing 2009                                                                                                                                           $6

Barbrook plant expansion to accommodate Barbrook ore – 2009/10                                                              9

Construction of BIOX plant to treat refractory ore - 2010                                                                               10

                                                                                                                                                                                 $25

The BIOX Process is a pretreatment process for refractory gold ores or concentrates, using naturally occurring bacteria to break down the sulphide matrix and liberate the gold for subsequent cyanidation.  This is an alternative to the conventional processes of roasting and pressure oxidation and offers advantages that typically include reduced capital cost, simplicity of operation, robustness and environmental friendliness.

If circumstances and opportunities allow, we may make at least one other acquisition in 2008 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation.  An amount of US$10 Million has been estimated for this purpose and this estimate may be changed as we complete further reviews in light of new additional information.

Accordingly and to the extent that we are able, we seek to raise additional capital of $31 Million for our Lily Mine underground development in the third quarter of 2008 and $4 Million for our ongoing exploration program and objectives.  Our current capital raising strategy also calls for us to seek an additional $25 million in new capital for developing underground mining operations at Barbrook Mine.  While we have had discussions with several potential providers of capital, we are not in a position to estimate the form or terms of any such financing arrangement and we cannot give you any assurance we will successfully complete any financing arrangements or, if we do, that the additional new capital obtained in any financing arrangement can be raised on terms that are reasonable in light of our current circumstances.

But, overall and if we can achieve our current objectives, our goal is to complete financing arrangements for the Lily Mine and our exploration program in the third quarter of 2008.  For this we seek to raise $35 million.  Accordingly, as an interim step and as part of our capital raising strategy, we completed:

a.  Convertible bond facility in March 2008 which raised US$4 million.

b.     Bridging loan facility in May 2008 of approximately US$11.5 million.

These interim fundings are necessary to implement our plans prior to the main fund raising in the third quarter of 2008.  Given the uncertainties of the marketplace and the challenges that we face, there can be no assurance that our efforts to raise additional new capital will be successful or if we are successful, that we can raise additional capital on terms that are reasonable in light of our current circumstances.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

A summary of our comparative operations, which arise only from open pit mining operations at the Lily Mine for the six months period ended June 30, 2008 and June 30, 2007 were as follows:

	Six months period ended June 30,		Three months period ended June 30,
	2008	2007	2008	2007
Ore Tons Milled	76,237	76,282	37,872	35,404
Yield – grams per ton	1.84	1.93	1.75	2.22
Gold Sold – oz	4,514	4,722	2,135	2,535
Gold price - $/oz	$944	$671	$972	$686

Total Income*	$4,470	$3,307	$2,212	$1,815
Cost of Production*	($3,717)	($2,376)	($2,128)	($1,204)
Exploration Costs*	($131)	($156)	($131)	($49)
Operating Income (Loss)*	$622	$775	($47)	$562
Operating Expenses, net*	($1,307)	($1,130)	($740)	($575)
Minority Interest*	-	-	15	-
Net Income (Loss) *	($685)	($355)	($772)	($13)

* Expressed in Thousands

Comparative Results of the Six Months Ended June 30, 2008 and 2007

Revenues:  For the 2008 period covering six months of commercial production from January 1, 2008 to June 30, 2008 (“First Half-Year 2008”), we recorded revenues of approximately $4,261,000 from sales of gold versus revenues of approximately $3,167,000 for the six month period from January 1, 2007 to June 30, 2007 (the “First Half-Year 2007”), which amounted to an increase of approximately 35%.  The principal factors affecting this increase in revenue were as follows:

•         Although ore tons milled in the First Half-Year 2008 was almost similar to that of First-Half 2007 at 76,237 tons, yield had dropped by approximately 5% resulting in lower gold production.  Accordingly, 4,514 oz. of gold was sold in First-Half Year as compared with 4,722 oz. of gold sold in First-Half 2007, a drop of approximately 4%.  This was primarily due to higher than expected rainfall during the first quarter of 2008 which hampered production and ground water flowing into the open pit during the second quarter of 2008.  In the March quarter 2007, rainfall measured was 148 mm at Lily and 272 mm at the Makonjwaan plant.  In comparison the rainfall measured in the March 2008 quarter was 259 mm at Lily and 485 mm at the Makonjwaan plant.

•         However, this reduction in production was compensated primarily by the increase in the price of gold.  Whereas, our 2007 sales averaged $671 per ounce of gold, our 2008 sales have averaged $944 per ounce of gold; an increase in the price of gold of approximately 41%.  This increase enhanced our margins and our results of operations.  This increase in the price of gold may or may not be a trend and if it is a trend, we do not know if it will continue.  We are not able to project gold prices and to the extent that gold prices fall in the future, our operations, revenues, profitability, and cash flow will be adversely and significantly impacted for such period of time as lower price levels in the marketplace are maintained.

Cost of Production:  Although ore tons milled in the First Half-Year 2008 was almost similar to that of First-Half 2007 at 76,237 tons, overall we experienced higher cost of production.  During the First Half-Year 2008, we sold 4,514 ounces of gold for $3,717,000, whereas, during the First Half-Year 2007, we sold 4,722 ounces of gold for $2,376,000.  Accordingly, per ounce cost of production for the First Half-Year 2008 was $823 whereas per ounce cost of production for First Half-Year 2007 was $503; an increase in the per ounce production of gold of 57%.

Principal factors affecting this increase in cost of production were:

•         Increase in diesel price per liter of 11.5% during the First Quarter 2008 and in comparison to diesel price in First Quarter 2007 a 43.7% increase

•         7.5% increase in the plant hire costs effective 1 January 2008

•         A total of 576,888 waste tons were mined at a strip ratio of 15:1.  Waste tons increased due to a management decision to do a “push back” of the north and south high walls in an effort to improve safety and reduce the risk of high wall slope failures.

Fuel and oil price increases generally have a negative impact on our margins, cash flow, and profitability.

•         Operating Expenses for the First Half-Year 2008:  Our operating expenses increased to $1,228,917 in the First Half-Year 2008 from $1,121,793 in the First Half-Year 2007; an increase of approximately 9.5%.

Changes in Exchange Rates:  Changes in exchange rates did not have a significant impact on the comparability of our results for the First Half Year 2008 versus the First Half Year 2007.  The average rates of exchange for the interim periods ended June 30, 2008 and June 30, 2007 were SAR 7.0439 to $1 and SAR 7.3348 to $1, respectively – approximately 4% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same during the First Quarter 2008 as that of First Quarter 2007, the results of our operations arising from South African Rand transactions would have been approximately $25,000 higher.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of June 30, 2008 versus June 30, 2007.  The rates of exchange as at June 30, 2008 and June 30, 2007 were SAR 7.8080 to $1 and SAR 7.0390 to $1, respectively – approximately 11% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same in 2008 as that of 2007, our total South African Rand based net assets would have been approximately $2,500,000 higher.  This variation in the main relates to our property, plant and mine development costs.

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

On May 27, 2008, our wholly owned subsidiary EGSA obtained R80 million ($10,245,902 as of June 30, 2008) six month bridging loan facility from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  The facility is repayable 6 months after disbursement of May 30, 2008.  Interest on the facility is calculated at 3 month JIBAR plus 3% p.a., capitalized and payable quarterly.  EGSA has issued a R20 million warrant package to Investec on the execution of the Facility Documents.  The warrant package is calculated with reference to the conversion price for the common shares of EGSA equal to 110% of the lesser of R7.00 per share or the actual price per share achieved in the R100 million pre IPO equity raising.  The warrants shall be convertible, in tranches of at least R1 million into ordinary shares of EGSA at the holder’s option at any time prior to 3 years after issue date.  If EGSA is not listed within nine months of execution of the Facility Documents, the Investec shall be entitled to elect to receive a settlement fee from EGSA equivalent to an independent valuation of the Warrant Package.  Security for the facility is:

•         A guarantee from us secured by a pledge and cession of our shareholding in and claims against EGSA;

•         A pledge and cession over EGSA’s shareholding in and claims against Barbrook Mines Ltd;

•         Suitable security over all of EGSA’s bank accounts, and

•         Subordination of shareholder and Group company loans to EGSA.

In the event that we breach our obligations to Investec Bank Ltd., we could lose our wholly owned subsidiary and all of our assets and business.

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

Risks Related to the Company’s Operations

We require additional funding which may not be available.  If we are unable to obtain necessary financing on acceptable terms, we may have to curtail our current or planned operations.

We require additional funding to implement our business plan. Our current open pit operations at our Lily Mine are anticipated to terminate in September 2008.  Additional capital will be required in order to undertake underground mining operations at the Lily Mine.  We also will require still additional funding to explore our other properties. We may seek to obtain such funding for these activities through equity or debt financing, joint ventures or from other sources.  There can be no assurances that we will be able to raise adequate funds on acceptable terms from these or other sources (in light of our current circumstances), which may hinder us from continuing or expanding our operations.

Operational hazards and responsibilities could adversely affect our operations.

Our current operational activities are subject to a number of risks and hazards which include but not limited to the following:

•	environmental hazards,
•	industrial accidents
•	Labor disputes,
•	unusual or unexpected geological or operating conditions,
•	changes in regulatory environment
•	natural phenomena such as severe weather conditions, floods, earthquakes and
•	Other hazards

These occurrences could result in significant damage to, or destruction of, mineral properties or production equipment, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.  The occurrence of these operational hazards could adversely affect our mining operations by limiting production or the closure of the mines themselves.

We are not insured against any losses or liabilities that could arise from our operations either because insurance is unavailable or because the premium cost is excessive.  The payment of such liabilities could have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of our assets and operations.

Exploration for gold involves hazards, which could result in us incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards. We have public liability insurance of $1,500,000, but if we incur uninsured losses or liabilities, the funds available for the implementation of its business plan will be reduced and our assets may be jeopardized. The payment of such liabilities may have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of our assets and operations.

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

Our ability to discover a viable and economic mineral reserve on its properties is subject to numerous factors, most of which are beyond its control and are not predictable. If the Company is unable to discover such reserves, it most likely will not be able to establish a profitable commercial mining operation on these properties.

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

The commercial viability of a mineral deposit is dependent on a number of factors including, but not limited to, the following:

•	the price of gold,
•	exchange rates,
•	the particular attributes of the deposit (i.e. size, grade and the proximity to infrastructure)
•	financing costs,
•	taxation,
•	royalties,
•	land tenure,
•	land use,
•	water use,
•	availability and cost of power source
•	importing and exporting gold, and
•	environmental protection

The effect of these factors and their magnitude cannot be accurately predicted and any one of which could adversely affect the Company’s ability to operate. Further, we have little or no control over these variables.

Our ability to become and remain profitable, should we become profitable, will be dependent on our ability to locate, explore, develop and mine additional properties. There is intense competition for the acquisition of gold properties. If we are unable to accomplish this, we most likely will not be able to be profitable on a long-term basis.

Gold properties eventually become depleted or uneconomical to continue mining. As a result, the Company’s long-term success is dependent in large part on its ability to acquire, discover, develop and mine new properties. The acquisition of gold properties and their exploration and development are subject to intense competition. There are many larger companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than the Company to compete for such mineral properties. If we are unable to locate, develop and economically mine new properties, we most likely will not be able to be profitable on a long-term basis.  Further, given the competition that we face from these larger companies, we cannot assure you that we can achieve or sustain profitability or if we do, that we can sustain it.

Our property interests are located in South Africa. The risk of doing business in a foreign country could adversely affect its results of operations and financial condition.

We face risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition. These risks include the following:

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

Any such changes may affect our current mining operations and ability to undertake exploration activities in respect of present and future properties in the manner currently contemplated, as well as our ability to explore and eventually develop and operate those properties in which we have an interest or in respect of which we have obtained exploration rights to date. Certain changes could result in the confiscation of property by nationalization or expropriation without fair compensation. We do not carry any insurance for any of these risks and we have no plans to acquire any such insurance in the future.

There are uncertainties as to title matters in the mining industry. Any defects in such title may cause the Company to forfeit its rights in mineral properties and could jeopardize its business operations.

There are uncertainties as to title matters in the mining industry. If the title to or our rights of ownership in its properties, prospects and/or claims are challenged or impugned by third parties, or the properties, prospects and/or claims in which we have  an interest are subject to prior transfers or claims, such title defects could cause us to loose our rights in such properties. If we lose its rights in and to any of its mineral properties, its business operations could be jeopardized.  We may not have the financial resources to protect and assert our legal claims in such properties.

In the event that we breach our obligations to Investec, we may lose our wholly-owned subsidiary EGSA and thereby lose all of our assets.

While we believe that the financing arrangement with Investec was prudent and appropriate, we have incurred a risk that in the event that we breach our obligations to Investec, Investec has the right to our wholly owned subsidiary, EGSA, and in that event we could lose all of our assets and business.

Our current and planned operations require permits and licenses from various governmental authorities. If we are unable to obtain and maintain such requisite permits, licenses and approvals, our business operations and ability to become profitable may be adversely affected.

Our current and planned operations require permits and licenses from various governmental authorities. Such permits and licenses are subject to change in regulations and in various operating circumstances. We cannot assure you that we will be able to obtain or maintain in force all necessary permits and licenses that may be required to conduct exploration or commence construction or operation of mining facilities at properties to be explored or to maintain continued operations at economically justifiable costs. Further, certain of our mineral rights and interests are subject to government approvals. In all such cases such approvals are, as a practical matter, subject to the discretion of the South African government or governmental officials. No assurance can be given that we will be successful in obtaining any or all of such approvals. Our inability to obtain and maintain the requisite permits, licenses and approvals could materially and adversely affect our operations and ability to become profitable.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond the Company’s control.  Our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of our current and future gold mining operations is significantly affected by changes in the market price of gold. Between January 1, 2006 and June 30, 2008, the “fixed price” for gold on the London Exchange has fluctuated between $524.75 and $1,011.25 per ounce. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond our control, including:

•	level of interest rates,
•	rate of inflation,
•	central bank sales, and
•	world supply of gold

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.  The price of gold has historically fluctuated widely and, depending on the price of gold, revenues from mining operations may not be sufficient to offset the costs of such operations.  We have no means of controlling or influencing any of these factors and there is no likelihood that we will achieve any such control or influence in the future.

Gold is sold in South Africa in South African Rands. If applicable currency exchange rates fluctuate our revenues and results of operations may be materially and adversely affected.

All of the gold that we produce is sold is required to be sold to The Rand Refinery Ltd. which is a South African corporation and the world’s largest gold refinery. Such sales are paid for with South African Rands. We also incur a significant amount of our expenses which are payable in South African Rands. As a result of the required utilization of the South African Rand, our financial performance is affected by fluctuations in the value of the South African Rand to the U.S. Dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

Dependence upon Key Executives and Employees

Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Michael McChesney. Mr. McChesney is presently employed by us as our President and Chief Executive Officer. Mr. McChesney also serves as one of our directors. If Mr. McChesney and certain other present key executives and employees are unable to perform their duties for any reason, our ability to operate in South Africa will be materially adversely effected. We do not have a key man life insurance policy on the life of Mr. McChesney or any other key executives and employees and we have no present plans to acquire any such policies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately US$160,000) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately US$1 million) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

Other than the matter discussed above, we are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2008, our subsidiary, EGSA, entered into a Convertible Loan Agreement which was completed without the use of an underwriter.  The transaction and the agreements were completed directly without any intermediary.

Through our subsidiary, EGSA, we received net proceeds of $3,981,932 (32,000,000 SA Rands) (based on current exchange rates).

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

                                                                                                EASTERN GOLDFIELDS, INC.

Date:  August 19, 2008                                                              BY: /s/ MICHAEL MCCHESNEY
                                                                                        MICHAEL MCCHESNEY
                                                                                        Chief Executive Officer

Date:  August 19, 2008                                                              BY: /s/ TAMER MUFTIZADE
                                                                                        TAMER MUFTIZADE

                                                                              Chief Financial Officer