Form 10KSB/A
period 2007-12-31
Eastern Goldfields, Inc.
filed 2008-09-18
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

FORM 10-KSB

 NOTE ON THIS AMENDMENT NO. 1

This Amendment Number 1 is being filed solely to address the status of the Disclosure Controls and Procedures (Item 8.A shown below) as employed by Eastern Goldfields, Inc. and as required in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934.

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

Water Rights

Lily Mine - The Company has a right to draw 600m3 of water from the Shiyalongubu River for use at the processing plant and permission was obtained during 2007 from the Low’s Creek Irrigation Board to abstract an additional 900m3 water from their canal for use at the mine site. Whilst the registration of the water right has been approved, the Company is still waiting for the license from the Department of Water Affairs to be granted.

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

Other Company Properties

The Company’s subsidiary, EGL, also owns a narrow block of properties to the south west of the Sheba Mine that are largely inaccessible by road and appear to have limited geological potential. This block of properties of approximately 1,800 hectares (approximately 4,500 acres) will only be subjected, if at all, to a lowcost exploration program prior to initiating any follow up work. These properties are also the subject of a license application for conversion to “new mining rights”.

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

The extensive exploration diamond drilling programs completed since 2005 up to the end of 2007 have successfully increased the mineral reserves of the Lily Mine to the extent that a full Bankable Feasibility Study has been completed giving the entire project a very positive NPV and IRR at a conservative medium term gold price of US$800/ounce. Eighty two diamond drill holes (with wedges), totaling in excess of 21,000 meters of drilling, have increased measured and indicated estimated reserves from 210,000 ounces at the end of 2004 to an estimated 950,000 ounces by the end of 2007. The discovery cost is remarkably low at an estimated +/-US$1.50 per ounce during this exploration period.

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

Currently and based on the due diligence that the Company has completed to date, the Company believes that the Barbrook Mines Limited holds title to a Mining Authorization covering an estimated 2,286 hectares which hosts a consolidation of numerous small mines and claims in the historically renowned Barberton gold mining district of South Africa. Mining at Barbrook commenced in the 1880’s. In 1996 exploration significantly improved the definition of estimated main ore zones. Treatment of refractory ores commenced in July 1996 and continued until July 1997. A total of 166,400 tons of sulphide ore was treated at an average rate of +/- 14,000 tons per month. 311 kg of gold was produced at a recovered grade of 1.87g/t. Both the head grade andmetallurgical recovery achieved over this period (~40%) were below target and the mine was put on care and maintenance pending a re-evaluation of the mining method and metallurgical process.

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

Note: Information taken from Venmyn (Pty) Ltd Technical Statement January 2007

Based on the information we have available and provided that current trends continue, we believe that the Barbrook Mine looks promising. Various metallurgical test work took place between 1997-2007 which showed that improvements to gold recoveries are achievable. A complete re-evaluation was done in 2002. At that date, this lead to an estimate of Proven and Probable Ore Reserves amounting to 176,000 tons at an insitu grade of an estimated 6.0 g/t gold. All quoted Resource and Reserve estimates will be re-evaluated by EGL’s competent staff in time as additional information becomes available

The present state of the mine includes extensive (+/- 40km) underground development above “10 Level” adit (600m amsl) up to surface. Measured and Indicated Mineral Reserves to 400 metres below 10 Level are reported at an estimated 322,000 oz of gold. A complete but partially operational plant remains requiring refurbishment. Barbrook lies approximately 7km from Lily Mine on a flat well maintained dirt road.

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

Restructuring:On March 28, 2008, EGSA entered into a Convertible Loan Agreement. The agreement involves EGSA receiving $3,981,932 (32,000,000 SA Rands) of proceeds. The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA. If EGSA is able to list its shares with JSE Limited (JSE) within six months of the agreement date then no interest is due and payable. If EGSA is not able to list its ordinary shares with the JSE within six months of the agreement date then interest will accrue at the South African Prime Rate and be due and payable immediately. If EGSA list its ordinary shares with JSE after six months due but before twelve months of the agreement date, then interest will accrue and be paid on a monthly basis until conversion or repayment of the loan. If EGSA has been unable to list itsordinary shares with JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding shares of ordinary shares of EGSA.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2007 and as amended on September 10, 2008 as a result of management’s further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls.   We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date of Employment: March 1, 1995

Job Title: Managing Director

Tamer Muftizade, age 55, has been the Chief Financial Officer and a Director of the Company from September 2005 to the present. Mr. Muftizade was educated in London, England and received a Bachelor of Arts in Accountancy with Honors from the City of London Polytechnic, School of Business Studies in 1974. Mr.Muftizade is a Chartered Accountant and a Fellow of the Institute of Chartered Accountants in England and Wales with 30 years of experience in international accounting and auditing in both public practice and private industry. Mr. Muftizade has held a variety of senior positions for clients and employers in both Europe and the Middle East. He has served as an Audit Manager, an Audit Leader, as Chief Internal Auditor and Chief Financial Officer for various public clients and private employers. Mr. Muftizade has worked for various oil and gas companies and precious metal resource companies. Most recently, Mr. Muftizade served as a management and financial consultant to a U.S. corporation, Cresset Precious Metals, Inc., which conducted gold mining operations in Egypt. Mr. Muftizade presently serves as a director of Zenith Premier Ltd. which also is a shareholder of the Company. With respect to the previous five years, Mr. Muftizade has held the following positions:

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

Date: September 16, 2008

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

Date: September 16, 2008

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