Form 10-Q
period 2008-09-30
Eastern Goldfields, Inc.
filed 2008-11-18
CIK 1363551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

On November 14, 2008, 9,377,986 shares of the issuer’s common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                     September 30, 2008      December 31, 2007

                                                                                             (Unaudited)                    (Audited)

Cash Inventories (Note 3) Prepaid expenses and other current assets	$305,379 439,861 429,723	$355,148 467,254 378,703
Total current assets	1,174,963	1,201,105
Property, plant, and mine development, net (Notes 4) Other assets Deferred debt issuance costs (Note 5)	23,372,436 569,160 45,042	13,377,800 189,461 -
Total assets	$25,161,601	$14,768,366

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

                                                                                 September 30, 2008         December 31, 2007

                                                                                       (Unaudited)                          (Audited)

Current liabilities: Accounts payable and other current liabilities Advances from stockholders Short term loans (Note 5) Current portion of long-term liabilities (Note 6)	$1,694,599 9,215 15,749,881 125,379	$1,688,411 17,485 - 202,704
Total current liabilities	17,579,074	1,908,600
Long-term liabilities: Long term liabilities, net of current portion (Note 6) Reclamation and remediation obligations (Note 7)	2,016,651 360,907	641,280 329,109
Total long-term liabilities	2,377,558	970,389
Commitments (Note 8) Minority interest (Note 9)	- 1,592,097	- 1,592,097

Stockholders’ equity:

Common Stock:

$0.001 par value, 160,000,000 and 25,000,000 shares authorized; 9,377,986 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively

A Class Preference Shares:

$0.00002 par value, 10,000,000 shares authorized; 2,881,393 shares issued and outstanding at September 30, 2008 and December 31, 2007

Preferred Stock:

$0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and December 31, 2007

Additional paid in capital

Other comprehensive loss

Accumulated deficit

	9,378 45 - 21,053,902 (5,468,459) (10,283,531)	9,378 45 - 21,008,860 (448,497) (8,235,425)
Less: Loan to Lomshiyo (Note 9)	5,311,335 (1,698,463)	12,334,361 (2,037,081)
Total stockholders’ equity	3,612,872	10,297,280
Total liabilities and stockholders’ equity	$25,161,601	$14,768,366

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Income: Sales Other income	$1,485,989 105,467	$1,863,215 116,054	$5,746,854 314,513	$5,030,336 256,042
Total income	1,591,456	1,979,269	6,061,367	5,286,378
Costs and expenses: Cost of production Exploration costs Operating expenses	1,825,502 (4,433) 724,745	1,796,775 (26,764) 827,294	5,542,937 126,846 1,953,662	4,172,701 129,543 1,949,087
Total costs and expenses	2,545,814	2,597,305	7,623,445	6,251,331
Loss from operations	(954,358)	(618,036)	(1,562,078)	(964,953)
Other expenses: Interest Loss before minority interest Minority interest	408,041	8,721	486,028	17,145
	(1,362,399) -	(626,757) -	(2,048,106) -	(982,098) -
Loss before provision for income taxes Provision for income taxes	(1,362,399) -	(626,757) -	(2,048,106) -	(982,098) -
Net loss	$(1,362,399)	$(626,757)	$(2,048,106)	$(982,098)
Net income (loss) per share, basic	$(0.15)	$(0.07)	$(0.22)	$(0.11)
Net income (loss) per share, diluted	$(0.15)	$(0.06)	$(0.22)	$(0.10)
Weighted average shares outstanding, basic	9,377,986	9,117,117	9,377,986	9,117,117
Weighted average shares outstanding, diluted	9,377,986	9,967,117	9,377,986	9,967,117

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders’ Equity
Balance at December 31, 2007 Accrual of interest income on loan to Lomshiyo Debt issuance costs of warrants Net income Foreign currency translation	9,377,986 - - - -	$9,378 - - - -	2,881,393 - - - -	$45 - - - -	$21,008,860 - 45,042 - -	$(448,497) - - - (5,019,962)	$(8,235,425) - - (2,048,106) -	$(2,037,081) (198,245) - - 536,863	$10,297,280 (198,245) 45,042 (2,048,106) (4,483,099)
Balance at September 30, 2008	9,377,986	$9,378	2,881,393	$45	$21,053,902	(5,468,459)	(10,283,531)	(1,698,463)	3,612,872

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities: Net loss	$(2,048,106)	$(982,098)

Adjustments to reconcile net loss to net cash used

  in operating activities:

Depreciation, depletion and amortization

Accrued interest income on Loan Lomshiyo

Changes in assets and liabilities:

Decrease (Increase) in inventories

(Increase) in other assets

Decrease (Increase) in prepaid expenses and other current assets

 Increase in accounts payable and other current liabilities

	544,317 (198,245) 27,393 - (51,020) 6,188	370,153 (199,739) (89,342) (406,752) (250,503) 435,596
Net cash used in operations	(1,719,473)	(1,122,685)
Cash flows from investing activities: Purchase of property and equipment Capitalized costs	(14,044,639) (485,792)	(2,542,544) -
Net cash used in investing activities	(14,530,431)	(2,542,544)
Cash flows from financing activities: Repayment of advances from stockholders Proceeds from long-term debt Proceeds from issuance of common stock	(8,270) 17,047,927 -	(6,473) 594,088 2,786,600
Net cash provided by financing activities	17,039,657	3,374,215
Effect of exchange rates on cash	(839,522)	482,844
Net increase (decrease) in cash	(49,769)	191,830
Cash, beginning of period	355,148	1,103,433
Cash, end of period	$305,379	$1,295,263
Supplemental disclosure of cash flow information: Cash paid for interest	$486,028	$17,145
Supplemental disclosure of non-cash operating, investing and financing activities: Accrual of interest income on loan to Lomshiyo	$198,245	$199,739
Deferred debt issuance cost of warrants	$45,042	$-

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued for the nine months ended September 30, 2008 and 2007.  The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the nine months ended September 30, 2008:

                                                                                                      DISCLOSURE FOR RECONCILIATION

                                                                                                                OF BASIC AND DILUTED

                                                                                                                  EARNINGS PER SHARE

                                                                                               For the Nine Months Ended September 30, 2008

                                                                                                             Income                  Shares                 Per-share

                                                                                               (Numerator)        (Denominator)            Amount

        Net loss                                                                                       $(2,048,106)                  9,377,986                $   (0.22)

        BASIC EPS

        Income available to common

                stockholders                                                                      $(2,048,106)                  9,377,986                $   (0.22)

        DILUTED EPS

        Income available to common stockholders

                and assumed conversions                                              $(2,048,106)                  9,377,986                $   (0.22)

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

As the Company’s open pit operations are forecasted to cease by end-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the nine months period ended September 30, 2008.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

                                                                                                                          Fair Value at September 30, 2008

                                                                                                                             (in thousands)

                                                                                                                Total          Level 1           Level 2         Level 3

Assets:

                Cash                                                                                  $   305          $     305               $  -                 $  -

                Other assets                                                                      24,812           24,812               _____           _____

                                                                                                          $25,117         $25,117               _____           _____

Liabilities:

                None

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

3.         INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consist of the following:

                                                                                                                            2008                         2007

Precious metals in process Stockpiles	$220,105 219,756	$224,333 242,921
	$439,861	$467,254

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

 (Unaudited)

4.         PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of September 30, 2008 and December 31, 2007 are as follows:

                                                                                                                             2008                          2007

Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$349,661 3,303,359 25,350,375 1,085,010 86,546 173,418 4,713,162 267,780 178,462	$91,162 5,839,151 7,344,539 1,489,488 97,738 60,099 1,735,479 214,752 331,827
Less: accumulated depreciation	35,507,773 (12,135,337)	17,204,235 (3,826,435)
Net property and equipment	$23,372,436	$13,377,800

                Depreciation, depletion and amortization expense is $471,448 and $370,153 for the nine months ended September 30, 2008 and 2007, respectively.  Included in property, plant and mine development is Barbrook assets at acquisition cost of $16,749,383 and accumulated depreciation of $7,275,480.

5.         SHORT TERM LOANS

Short term loans at September 30, 2008 consist of the following:

Phoenix Gold Fund and Asian Investment Management Services Ltd Investec Bank Limited Kestrel S.A.	$3,845,830 10,008,108 1,895,943
$15,749,881

There were no short term loans at December 31, 2007.

On March 28, 2008, the Company’s wholly owned subsidiary EGSA entered into a Convertible Loan Agreement (the “Agreement”) with Phoenix Gold Fund and Asian Investment Management Services Ltd, collectively referred to as “the Lenders”.

The Loan amounting to R32 million ($3,845,830 as of September 30, 2008) received on April 18, 2008 is termed as pre-listing funds prior to EGSA’s intended listing on the Johannesburg Stock Exchange within twelve months from the date of this Agreement.

For the purposes of this Agreement, EGSA has been ascribed a value of R432 million and the percentage shareholding that will be issued to the Lenders in order to discharge the Loan has been calculated accordingly.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($9,614,229 as of September 30, 2008) six month bridging loan facility from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  The facility is repayable 6 months after disbursement of May 30, 2008.  Interest on the facility is calculated at 3 month JIBAR plus 3% p.a., capitalized and payable quarterly.  EGSA has issued a R20 million warrant package to Investec on the execution of the Facility Documents.  The warrant package is calculated with reference to the conversion price for the common shares of EGSA equal to 110% of the lesser of R7.00 per share or the actual price per share achieved in the R100 million pre IPO equity raising.  As of the date of this filing the pre IPO equity raising has not taken place, therefore, the valuation of the warrants cannot be determined.  The warrants shall be convertible, in tranches of at least R1 million into ordinary shares of EGSA at the holder’s option at any time prior to 3 years after issue date.  If EGSA is not listed within nine months of execution of the Facility Documents, the Investec shall be entitled to elect to receive a settlement fee from EGSA equivalent to an independent valuation of the Warrant Package.  Security for the facility is:

•         A guarantee from the Company secured by a pledge and cession of its shareholding in and claims against EGSA;

•         A pledge and cession over EGSA’s shareholding in and claims against Barbrook Mines Ltd;

•         Suitable security over all of EGSA’s bank accounts, and

•         Subordination of shareholder and Group company loans to EGSA.

                The loan balance outstanding at September 30, 2008 includes $393,879 of accrued interest.

                Also see Subsequent Events Note 12.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

c.        As the acquisition was completed on May 30, 2008, results of operations of Barbrook for the period from May 31, 2008 to September 30, 2008 are included in the interim consolidated statement of operations of the Company for the nine month period ended September 30, 2008.

d.       The cost of acquisition for the 100% of the issued ordinary share capital of Barbrook and shareholders loan accounts was South African Rands 70 million which approximated to $9.2 million as of the closing date.  The carrying value of the assets at December 31, 2007 has been written down to reflect the realisable value as per the value of this acquisition.

On August 25, 2008, the Company obtained Swiss Francs 2,200,000 six month loan from a shareholder, Kestrel SA (“Kestrel”) and for purposes of working capital requirements.  Interest on the loan is 15% p.a. calculated on the outstanding balance and compounded monthly in arrears.  As of September 30, 2008, the draw down on the loan amounted to Swiss Francs 2,057,000 ($1,895,943) and the balance as of that date included accrued interest of $22,620.  In addition, on August 22, 2008, the Company entered into a Common Stock Purchase Warrant Agreement with Kestrel whereby Kestrel is entitled to purchase up to Fifty Thousand (50,000) shares of Common Stock (par value $0.001 per share) from the Company upon payment to the Company of Five Dollars ($5.00) per share.   Warrants may be purchased at any time on or after August 20, 2008 but all rights to purchase the Shares and to exercise this Warrant shall expire on August 21, 2011 after which it shall become void and all rights hereunder shall thereupon cease.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

6.         LONG TERM LIABILITIES

                                                                                                   September 30, 2008  December 31, 2007

Standard Bank Vehicle and Asset Finance Less: Current portion	$2,142,030 (125,379)	$843,984 (202,704)
	$2,016,651	$641,280

Secured banking facility against mining equipment bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of South African Rands 551,474 ($66,275) and South African Rands 182,669 ($26,620) at September 30, 2008 and December 31, 2007, respectively.

Maturities of the liabilities are as follows:

For the year ending December 31: 2008 2009 2010 2011 2012	$125,379 542,096 616,131 635,180 223,244
$2,142,030

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

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

At September 30, 2008 $360,907 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2007 Addition, change in estimate and other Liabilities settled Accretion expense	$329,109 31,798 - -
Balance, September 30, 2008	$360,907

8.         COMMITMENTS

A first continuing covering bond amounting to South African Rands 200,000 ($24,035) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($19,709) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President.  This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML.  The agreement requires a monthly payment of $16,000.  The term of the agreement is one year and is renewable on an annual basis.  The Company charged $144,000 and $135,000 to operating expense for the nine month period ended September 30, 2008 and 2007, respectively.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director.  This agreement covers the investor relation services to be provided by ZPL to EGI.  The agreement requires a monthly payment of $16,500 and was terminated on August 31, 2008.  The Company charged $132,000 and $148,500 to operating expense for the nine month period ended September 30, 2008 and 2007, respectively.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 ($1,081,600 and $1,442,728 at September 30, 2008 and December 31, 2007, respectively.)  This amount is a loan to Lomshiyo and is reflected as a reduction of equity in the Company’s September 30, 2008 consolidated balance sheet.  Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans.  The transaction closed on February 2, 2006.  The ownership percentage of net assets of EGL acquired by Lomshiyo at December 31, 2005 amounted to $1,379,142 or 26%.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (12.075% at June 30, 2007).  The note accrues interest and is payable to the Company on January 2, of each year.  A total of $616,863 of accrued interest has been added to the note receivable.  The note is due and payable on December 31, 2010.  The Company’s common stock collaterizes the note receivable.

10.       STOCK OPTIONS

            Employee Stock Options

The Company currently maintains the Eastern Goldfields, Inc. 2005 Stock Plan (“Stock Plan”), approved by stockholders on November 26, 2005, for executives and eligible employees.  Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than 100% of fair market value of the underlying stock at the date of grant.  Options granted under the Company’s stock plan vest over periods ranging from one to three years of the date of the grant and are exercisable over a period of time not to exceed 10 years from grant date.  At December 31, 2006, no shares were available for future grants under the Company’s 2005 Stock Incentive Plan.  Also see Subsequent Events Note 12.

The following table summarizes annual activity for all stock options for the nine months ended September  30, 2008 and the year ended December 31, 2007:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

10.       STOCK OPTIONS (Continued)

            Employee Stock Options (Continued)

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of the period Granted Exercised Forfeited and expired	850,000 - - -	$1.50 - - -	850,000 - - -	$1.50 - - -
Outstanding, end of period	850,000	$1.50	850,000	$1.50
Options exercisable, end of period Weighted average fair value of options granted during the period	$833,000 -	$1.50	$833,000 -	$1.50

The fair value of the stock options granted (and vested) during the nine month period ended September 30, 2008 and the year ended December 31, 2007, was approximately $0 and $0 or $0 and $0 per stock option, respectively, and was determined using the Black Scholes option pricing model.  The factors used for the nine month period ended September 30, 2008 and the year ended December 31, 2007, were the option exercise price of $1.50 per share, a 3 year life of the options, volatility measure of 43.77% (2007 - 50%), a dividend rate of 0% and a risk free interest rate of 2.10% (2007 - 4.55%).

The following table summarizes information about stock options outstanding at September 30, 2008, with exercise prices less than the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	850,000	0.6	$1.50	833,000	$1.50

As of September 30, 2008, there was approximately $86,000 of unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of 0.6 years.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

11.       CAPITAL STOCK

Common Stock

On September 30, 2008 the Board of Directors of Eastern Goldfields, Inc. approved an amendment to the Company’s Articles of Incorporation to increase the authorized common stock to 160,000,000.

Preferred Stock

On September 30, 2008, the Board of Directors of Eastern Goldfields, Inc. approved an amendment to the Company’s Articles of Incorporation to authorize 20,000,000 shares of Preferred Stock with a par value of $0.001 per Share.

12.       SUBSEQUENT EVENTS

a.  On October 30, 2008, the Company received a commitment letter agreement from Investec Bank Limited (“Investec”).  Under the terms of the agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).

As consideration for the Loan Extension, the Company agreed to the following:

i.         To grant Investec 820,000 Common Stock Purchase Warrants for the purchase of 820,000 shares of the Company’s Common Stock at an exercise price equal to the lower of $3.75 per share and the price at which the Company raises equity capital in its next offering;

ii.        To increase the interest rate on the Existing Loan from Jibar plus 3% to Jibar plus 4%;

iii.      To confirm that the Company has sufficient working capital for the period through the last date of the Loan Extension;

iv.      To subordinate all shareholder loans to the Existing Loan;

v.       To prohibit the payment of any interest and principal on all shareholder loans;

vi.      To prohibit further indebtedness without the prior written approval of Investec; and

vii.    To provide Investec on or before the 5th calendar day of each month, monthly management accounts and an update on the Company’s financing strategy and provide Investec with an opportunity to review the strategy with Investec, upon Investec’s request.

b.     On October 9, 2008, the Board of Directors approved the extension of the Company's 2005 Stock Option Plan so that, as extended, the 2005 Stock Option Plan shall not expire until October 28, 2010.

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

Lack of Profits and Negative Cash Flow:  During the nine months ended September 30, 2008, we recorded a net loss of $2,048,106 compared to a net loss of $982,098 for the nine months ended September 30, 2007 and negative cash flow during both periods.  While we believe that if we can successfully implement our business plan and if market and competitive conditions allow, we may achieve profitability and positive cash flow, however, we can not assure you that we will achieve profitability and positive cash flow or if we do achieve these goals, that we can sustain profitability and positive cash flow in the future.

Extension of Loan & Covenants Granted to Investec:  On October 30, 2008, we entered into an extension of the bridging loan with Investec Bank Limited.  Under the terms of the loan, we are obligated to pay interest to Investec and repay all principal due to Investec on May 29, 2009.  Further, and in addition to other provisions, we granted Investec 820,000 common stock purchase warrants and agreed to provide Investec with monthly management reports.  While we believe that the agreement extending the existing bridging loan serves our long-term interests, we can not assure you that we will be successful in repaying the loan as required.

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

Reliance Upon Estimates & Matter of Estimated Reserves:  Our business and the plans described in this Form 10-Q rely in large measure upon estimates that we received from others (including those in the Bank Feasibility Study) used in combination with our own assessments.  While we continue to evaluate the geological information that we use, we cannot assure you that the estimates recited in this Form 10-Q are accurate or that we will not later revise and lower our estimated reserves which may adversely impact our financial performance.

Limited Trading and Limited History for our Common Stock:  Our common stock trades on a limited and sporadic basis and, as a result, there is only limited liquidity in our common stock.  Further our common stock has had only a limited trading history on the Bulletin Board Market.  As a result and given the limited trading market for our common stock, the price of our common stock may be far more volatile and unpredictable than the prices of common stocks and other securities that have a long and established trading history.

Possible Rule 144 Stock Sales:  A large portion of our outstanding Common Stock is "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As revised effective February 15, 2008, Rule 144 generally now requires that a holder of our restricted Common Stock hold these “restricted securities” for at least six months from the date at which they were acquired before undertaking any re-sale of the restricted Common Stock pursuant to Rule 144.  And if the holder is an “affiliate” (as defined in Rule 144(a)(1) or was an “affiliate” in the immediately preceding 90 day period), then the holder must also satisfy certain other requirements of Rule 144.  As a result of the revision to Rule 144 that became effective February 15, 2008 (including but not limited to the shorter holding period under Rule 144(d)), potential and actual sales of our Common Stock by our present shareholders may have a depressive effect on the price of our Common Stock in the marketplace.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our strategy, to the extent that we are able, is to grow our mineral reserves.  At the same time, we seek to optimize our current operations, through exploration and prudent acquisitions.  During 2008, we took the following actions:

•	We expanded the Lily Mine operation and success of drilling programs to date

•	We commenced refurbishment of the Barbrook Mine

•	We continued our exploration

Growth and Expansion

Lily Mine

Our primary focus, to the extent that we are able, is to develop the underground mine at Lily.  Primary development of the initial underground section began in July 2007 and we are anticipating that if current projections hold, our first production will be in the fourth quarter of 2008.  Under these conditions, the underground tonnage will be treated at the current Makonjwaan mill until the Barbrook Plant has been refurbished. The dormant processing plant of the recently acquired Barbrook Mine (see discussion below), will allow us to change the original strategy of building a new plant at the Lily Mine site.  We commenced refurbishment of the Barbrook plant by the beginning of 2008 which may allow us to undertake operations in 2009.

The Lily Main Pit opencast operation which commenced in 2000 was completed in September 2006. Production from the additional discovery of open pit reserves along the eastern strike extension (Lily East and Rosie’s Fortune) commenced immediately thereafter to give the Company a continuous production life of mine up until December 2008.

The following table summarizes the tons milled, gold produced and operating profit (loss) for the life of the open pit operations to date (using the estimates that we have obtained and which, based on current information, appear as reasonable projections):

Period		Ore Milled	Au Produced		Average Grade Produced		Operating Profit/(loss)
Year	mths	t	kg	oz	g/t	Oz/t	US$
2000/01	9	120,000	240	7,700	1.99	0.062	338,087
2001/02	12	154,000	309	9,900	2.00	0.063	647,117
2002/03	12	153,000	343	11,000	2.24	0.074	1,049,173
2003/04	12	131,000	241	7,700	1.84	0.057	(541,559)
2004	9	116,000	230	7,400	1.98	0.062	(743,916)
2005	12	168,000	398	12,800	2.37	0.074	420,522
2006	12	166,200	377	12,100	2.27	0.071	2,276,493
2007	12	160,000	322	10,400	2.01	0.072	1,010,599
2008	9	115,915	195	6,339	1.68	0.055	(1,562,078)
TOTAL		1,284,115	2,655	85,339	2.04	0.066	2,894,438

(1)	Prior to March 31, 2004, 12 month accounting periods were from April 1 to March 31

(2)	2005 represents the first year of change to the accounting period or fiscal year based on a calendar year.

If our current estimates are reasonable, we currently anticipate a potential of about 1,500 oz may remain in the Rosie’s Fortune Pit for extraction in the fourth of 2008. Thereafter the Company will require, as reported in previous reports, working capital financing to meet the requirements of its future short term business plan.

The extensive exploration diamond drilling programs completed since 2005 up to the end of 2007 have successfully increased the mineral reserves of the Lily Mine to the extent that a full Bankable Feasibility Study has been completed giving the entire project a very positive NPV and IRR at a conservative medium term gold price of US$800/ounce.  Ninety diamond drill holes (with deflections), totaling in excess of 28,800 meters of drilling, have increased the confidence in the reserves.  The discovery cost remains remarkably low at an estimated +/-US$1.50 per ounce during this exploration period.

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

Acquisitions

If circumstances and our financial resources allow, we intend to make strategic acquisitions in the next few years with the objective of increasing its production to 100,000 oz/annum.  We continue to investigate potential opportunities.  We cannot assure you that we will achieve these or other goals or if we achieve them, that we can sustain any such achievement for any period in the future.

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

Based on the information we have available and provided that current trends continue, we believe that the Barbrook Mine looks promising.  Various metallurgical tests took place between 1997-2007 which showed that improvements to gold recoveries are achievable.  A complete re-evaluation was done in 2002.  At that date, this lead to an estimate of Proven and Probable Ore Reserves amounting to 176,000 tons at an insitu grade of an estimated 6.0 g/t gold.  All quoted Resource and Reserve estimates will be re-evaluated by EGL’s competent staff in time as additional information becomes available.  Our estimates and projections may change and there can be no assurance that we will not later reduce our current estimates and projections as additional information becomes available.

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

Prospects for the Future:

Exploration

Other Properties

Geological exploration has continued with positive results on the Worcester project area where continued diamond drilling has successfully identified the continuation of the mineralized zone well below the old workings. This exercise will be completed in the fourth quarter and all the information assessed. However it is envisaged that this project will be taken to pre-feasibility status in the first quarter of 2009.  The Bonanza project area and other target locations are still under investigation and proposals for further exploration are being considered. The outcome of these exploration programs is expected to result in the further delineation of new ore bodies which can be developed for mining in the medium term future.  To the extent that it is possible and if we are successful, our goal is to produce an additional 20,000 oz/annum from a second operation.  While we currently believe that this goal is feasible, we cannot assure that we will achieve this goal or the related objectives.

            We anticipate that the acquisition of Barbrook may also add to the exploration focus for the last quarter of 2008 but we have not made any specific determinations with respect to the extent of the amount of exploration that may be completed in 2008 or the precise time frame for this exploration.

Requirement for Additional Capital

Based on our current estimates and subject to later evaluations that are to be completed by management, we anticipate that our capital requirements can be grouped into three general areas:

•	Development of the Lily underground mine and refurbishment of the Barbrook plant

•	Exploration of the company’s minerals rights including extensions to Lily and the Worcester project area

•	Partial financing of acquisitions.

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

But, overall and if we can achieve our current objectives, our goal is to complete financing arrangements for the Lily Mine and our exploration program in the fourth quarter of 2008.  For this we seek to raise $25 million.  Accordingly, as an interim step and as part of our capital raising strategy, we completed:

a.  Convertible bond facility in March 2008 which raised US$4 million.

b.     Bridging loan facility in May 2008 of approximately US$10 million.

These interim fundings are necessary to implement our plans prior to the main fund raising in the fourth quarter of 2008.  Given the uncertainties of the marketplace and the challenges that we face, there can be no assurance that our efforts to raise additional new capital will be successful or if we are successful, that we can raise additional capital on terms that are reasonable in light of our current circumstances.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

A summary of our comparative operations, which arise only from open pit mining operations at the Lily Mine for the nine months period ended September 30, 2008 and September 30, 2007 were as follows:

	Nine months period ended September 30,		Three months period ended September 30,
	2008	2007	2008	2007
Ore Tons Milled	115,915	119,624	39,678	43,343
Yield – grams per ton	1.81	1.96	1.44	1.91
Gold Sold – oz	6,339	7,257	1,826	2,639
Gold price - $/oz	$896	$668	$870	$678

Total Income*	$6,061	$5,286	$1,591	$1,979
Cost of Production*	($5,543)	($4,173)	($1,825)	($1,797)
Exploration Costs*	($127)	($129)	$4	$27
Operating Income (Loss)*	$391	$984	($230)	$209
Operating Expenses, net*	($2,439)	($1,966)	($1,132)	($836)
Minority Interest*	-	-	-	-
Net Loss *	($2,048)	($982)	($1,362)	($627)

* Expressed in Thousands

Comparative Results of the Nine Months Ended September 30, 2008 and 2007

Revenues:  For the 2008 period covering nine months of commercial production from January 1, 2008 to September 30, 2008 (“First Three-Quarter 2008”), we recorded revenues of approximately $5,747,000 from sales of gold versus revenues of approximately $5,030,000 for the nine month period from January 1, 2007 to September 30, 2007 (the “First Three-Quarter 2007”), which amounted to an increase of approximately 14%.  The principal factors affecting this increase in revenue were as follows:

•         Although ore tons milled in the First Three-Quarter 2008 was slightly lower than that of Three-Quarter 2007 at 115,915 tons, yield had dropped by approximately 8% resulting in lower gold production.  Accordingly, 6,339 oz. of gold was sold in First Three-Quarter 2008 as compared with 7,257 oz. of gold sold in First Three-Quarter 2007, a drop of approximately 13%.  This was primarily due to  production specifically in the third quarter which consisted of open and underground production.  Tons mined, ore and waste were significantly down as the open pit nears the end of its life.  Problems with ground water flowing into the open pit continued causing dilution of ore and adversely affecting the extraction of ore.  Development of the underground section was not sufficiently advanced to make up for the shortfall in ore tons.

•         However, this reduction in production was compensated primarily by the increase in the price of gold.  Whereas, our 2007 sales averaged $668 per ounce of gold, our 2008 sales have averaged $896 per ounce of gold; an increase in the price of gold of approximately 34%.  This increase enhanced our margins and our results of operations.  However, this increase in the price of gold may or may not be a trend and if it is a trend, we do not know if it will continue.  We are not able to project gold prices and to the extent that gold prices fall in the future, our operations, revenues, profitability, and cash flow will be adversely and significantly impacted for such period of time as lower price levels in the marketplace are maintained.

Cost of Production:  Although ore tons milled in the First Three-Quarter 2008 was slightly lower than that of First  Three-Quarter 2007 at 115,915 tons, overall we experienced higher cost of production.  During the First Three-Quarter 2008, we produced 6,339 oz. of gold at a cost $5,543,000, whereas, during the First Three-Quarter 2007, we produced 7,257 oz. of gold for $4,173,000.  Accordingly, per ounce cost of production for the First Three-Quarter 2008 was $874 whereas per ounce cost of production for First Three-Quarter 2007 was $575; an increase in the per ounce production of gold of 52%.

Principal factors affecting this increase in cost of production were:

•         Increase in diesel price per liter of 11.5% during the First Quarter 2008 and in comparison to diesel price in First Quarter 2007 a 43.7% increase

•         7.5% increase in the plant hire costs effective January 1, 2008

•         Significantly lower tons of ore mined from the open pit as it nears the end of its life

Fuel and oil price increases generally have a negative impact on our margins, cash flow, and profitability.

Operating Expenses for the First Three-Quarter 2008:  Our operating expenses increased to $1,954,000 in the First Three-Quarter 2008 from $1,949,000 in the First Three-Quarter 2007; an increase of approximately 0%.  Major factor affecting this was increase in interest charges of $486,000 on the Company’s loan commitments.

Changes in Exchange Rates:  Changes in exchange rates did not have a significant impact on the comparability of our results for the First Three-Quarter 2008 versus the First Three-Quarter 2007.  The average rates of exchange for the interim periods ended September 30, 2008 and September 30, 2007 were SAR 7.5913 to $1 and SAR 6.9664 to $1, respectively – approximately 9% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same during the First Three-Quarter 2008 as that of First Three-Quarter 2007, the results of our operations arising from South African Rand transactions would have been approximately $100,000 lower.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of September 30, 2008 versus September 30, 2007.  The rates of exchange as at September 30, 2008 and September 30, 2007 were SAR 8.3210 to $1 and SAR 6.8840 to $1, respectively – approximately 21% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same in 2008 as that of 2007, our total South African Rand based net assets would have been approximately $2,200,000 higher.  This variation in the main relates to:

•         our property, plant and mine development costs which would have been approximately $5,400,000 higher; and

•         our liabilities which would have been 3,700,000 higher.

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

On May 27, 2008, our wholly owned subsidiary EGSA obtained R80 million ($9,614,229 as of September 30, 2008) six month bridging loan facility from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  This facility is repayable on May 29, 2009.  Interest on the facility is calculated at 3 month JIBAR plus 4% p.a., capitalized and payable quarterly.  EGSA has issued a R20 million warrant package to Investec on the execution of the Facility Documents.  The warrant package is calculated with reference to the conversion price for the common shares of EGSA equal to 110% of the lesser of R7.00 per share or the actual price per share achieved in the R100 million pre IPO equity raising.  The warrants shall be convertible, in tranches of at least R1 million into ordinary shares of EGSA at the holder’s option at any time prior to 3 years after issue date.  If EGSA is not listed within nine months of execution of the Facility Documents, the Investec shall be entitled to elect to receive a settlement fee from EGSA equivalent to an independent valuation of the Warrant Package.  Security for the facility is:

•         A guarantee from us secured by a pledge and cession of our shareholding in and claims against EGSA;

•         A pledge and cession over EGSA’s shareholding in and claims against Barbrook Mines Ltd;

•         Suitable security over all of EGSA’s bank accounts, and

•         Subordination of shareholder and Group company loans to EGSA.

On October 30, 2008, the Company received a commitment letter agreement from Investec Bank Limited (“Investec”).  Under the terms of the agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).

As consideration for the Loan Extension, the Company agreed to the following:

a.       To grant Investec 820,000 Common Stock Purchase Warrants for the purchase of 820,000 shares of the Company’s Common Stock at an exercise price equal to the lower of $3.75 per share and the price at which the Company raises equity capital in its next offering;

b.       To increase the interest rate on the Existing Loan from Jibar plus 3% to Jibar plus 4%;

c.        To confirm that the Company has sufficient working capital for the period through the last date of the Loan Extension;

d.       To subordinate all shareholder loans to the Existing Loan;

e.        To prohibit the payment of any interest and principal on all shareholder loans;

f.        To prohibit further indebtedness without the prior written approval of Investec; and

g.        To provide Investec on or before the 5th calendar day of each month, monthly management accounts and an update on the Company’s financing strategy and provide Investec with an opportunity to review the strategy with Investec, upon Investec’s request.

In the event that we breach our obligations to Investec Bank Ltd., we could lose our wholly owned subsidiary and all of our assets and business.

On October 28, 2008, the Company engaged IBK Capital Corporation of Toronto ("IBK") where IBK has agreed to undertake its best efforts to assist the Company in raising up to $10 million in the next three months.  In the event that market conditions allow and if IBK is successful, IBK will be paid a commission on the funds raised and will receive common stock purchase warrants.  In this event, the net proceeds will be used to fund expenditures on the development of the Lily project and for general and corporate working capital purposes.

The Company is also under discussions with a major broker-dealer in New York for the purpose of raising an additional $15 million.

With funds raised and positive cash flow from its ongoing production activities, the Company believes that it will be able to repay the existing Investec bridging loan.  While the Company has not received any commitment from the broker-dealer with respect to raising these additional funds and there can be no assurance that the efforts of IBK Capital will be successful, the Company remains optimistic that if market conditions allow, it may be able to complete one or more of these planned financial transactions on reasonable terms.

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

We require additional funding to implement our business plan. Our current open pit operations at our Lily Mine are anticipated to terminate by December 2008.  Additional capital will be required in order to undertake underground mining operations at the Lily Mine.  We also will require still additional funding to explore our other properties. We may seek to obtain such funding for these activities through equity or debt financing, joint ventures or from other sources.  There can be no assurances that we will be able to raise adequate funds on acceptable terms from these or other sources (in light of our current circumstances), which may hinder us from continuing or expanding our operations.

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

The profitability of our current and future gold mining operations is significantly affected by changes in the market price of gold. Between January 1, 2006 and September 30, 2008, the “fixed price” for gold on the London Exchange has fluctuated between $524.75 and $1,011.25 per ounce.  Gold prices fluctuate on a daily basis and are affected by numerous factors beyond our control, including:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately US$133,000) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately US$896,000) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

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

On October 30, 2008, we received a commitment letter agreement from Investec Bank Limited (“Investec”).  Under the terms of the agreement, Investec has agreed to extend the maturity date of our existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).

As consideration for the Loan Extension, the Company agreed to the following:

(1)                 To grant Investec 820,000 Common Stock Purchase Warrants for the purchase of 820,000 shares of the Company’s Common Stock at an exercise price equal to the lower of $3.75 per share and the price at which the Company raises equity capital in its next offering;

(2)                 To increase the interest rate on the Existing Loan from Jibar plus 3% to Jibar plus 4%;

(3)                 To confirm that the Company has sufficient working capital for the period through the last date of the Loan Extension;

(4)                 To subordinate all shareholder loans to the Existing Loan;

(5)                 To prohibit the payment of any interest and principal on all shareholder loans;

(6)                 To prohibit further indebtedness without the prior written approval of Investec; and

(7)                 To provide Investec on or before the 5th calendar day of each month, monthly management accounts and an update on the Company’s financing strategy and provide Investec with an opportunity to review the strategy with Investec, upon Investec’s request.

We did not use an underwriter or pay any fees or commissions to any third party in connection with the Loan Extension.  All of the Warrants granted to Investec were granted pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 pursuant to the representations and assurances that the Company received from Investec and the due diligence conducted by Investec.  The Warrants were issued to Investec with a restricted securities legend and Investec agreed that it was acquiring the Warrants for investment purposes only.

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

                                                                                                EASTERN GOLDFIELDS, INC.

Date:  November 18, 2008                                                        BY:____________________________
                                                                                        MICHAEL MCCHESNEY
                                                                                        Chief Executive Officer

Date:  November 18, 2008                                                        BY:____________________________
                                                                                        TAMER MUFTIZADE

                                                                              Chief Financial Officer