Form 10-K
period 2008-12-31
Eastern Goldfields, Inc.
filed 2009-04-15
CIK 1363551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

  ☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

   ☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .............................................................to............................................................................

Commission file number 0-52151

Eastern Goldfields, Inc.
(Exact name of registrant as specified in its charter)

                                              Nevada                                                                                       88-0441307
                             (State or other jurisdiction of                                                                (I.R.S. Employer
                             incorporation or organization)                                                              Identification No.)

1660 Hotel Circle North, Suite 207, San Diego, California 92108-2808
(Address of principal executive offices                                 (Zip Code)

Registrant’s telephone number, including area code  (619) 497-2555

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                        ☐ Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                                                                                                                       ☐  Yes     No ☒
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                   Yes     ☒    No   ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
 See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
        Large accelerated filer  ☐                                                                     Accelerated filer  ☐

        Non-accelerated filer    ☐        (Do not check if a smaller reporting company)    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                                                       Yes  ☐             No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,791,594 AS OF APRIL 3, 2009

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,404,986 AS OF APRIL 3, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K
TABLE OF CONTENTS

		PAGE NO.

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases
	of Equity Securities	36
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	51

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	60
Item 14.	Principal Accounting Fees and Services	61

PART IV

Item 15.	Exhibits, Financial Statement Schedules	63

SIGNATURES

PART I

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS.  IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MINING OPERATIONS, RESERVE ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY.  FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "RISK FACTORS” SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A SMALL, EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE VOLATILITY OF GOLD PRICES IN THE MARKETPLACE.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term “the Company,” “we,”  “us,” and “our” refer to Eastern Goldfields, Inc., a Nevada corporation and its subsidiaries unless otherwise noted.

Item 1.       Business

General

Eastern Goldfields, Inc., (the “Company" or "EGI") is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa.  EGSA conducts all of the Company’s business operations in South Africa through its South African subsidiary corporations.

Eastern Goldfields, Inc. was incorporated under the laws of the State of Nevada on July 15, 1998, originally under the name of Fairbanks Financial, Inc.  The Company was established as a business management, marketing and consulting firm to serve both the emerging and established business entrepreneur.  From July 15, 1998, up to and including September 23, 2005, the Company has had minimal operations and earned total revenues of $44,300 generated from its initial activities.

On or about September 23, 2005, the Company had a change of control via a purchase of the controlling shareholder ownership interest and the appointment of new officers and directors.  The Company then redirected its business efforts and on September 23, 2005 it purchased 100% of the issued and outstanding common or ordinary stock of EGSA.  EGSA was formerly known as Makonjwaan Properties Keurboom One Five (Pty) Ltd. and originally was incorporated on November 16, 1993, with the main business activity being that of investment property.  The common or ordinary stock was 100% held by Makonjwaan Imperial Mining Company (Pty) Ltd (“MIMCO”).  All rental income earned by EGSA from the leasing of the property from the date of incorporation until the sale of its property on May 20, 1999, was assigned to MIMCO.  This company remained dormant until being sold to EGI.

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

EGL itself is a South African holding company which has three South African subsidiary corporations; namely, Makonjwaan Imperial Mining Company (Pty) Ltd. (“MIMCO”), Eastern Goldfields Exploration (Pty) Ltd. (“EGE”) and Centurion Mining Company (Pty) Ltd. (“Centurion”).  The Company’s “mineral rights” or “claims”, as more specifically described in “Item 2. Properties”, are held in the name of EGL itself and in the names of EGL’s South African subsidiaries.

On May 30, 2008, EGSA acquired 100% of the issued and outstanding common or ordinary stock of Barberton Mines Limited, also a South African gold producer and developer corporation.

Our Objectives

To the extent that we are able, we are pursuing a strategy of growth in our mineral reserves through optimization of current operations, exploration and prudent acquisitions.  We believe that if we are successful in implementing our business plan, we have the personnel and properties necessary to make the transition from our current production status as a small mining company to a “junior resource company”.  Although a “junior resource company” is generally defined as a company dedicated to mineral exploration, in the gold mining industry a “junior resource company” is considered to be a mining company with a minimum annual production of 100,000 oz. of gold.  We are lead by an experienced management team and Board of Directors that are made up of professional engineers, geologists and financiers who have significant hands-on experience at every stage of gold exploration, development and production.

We hold mineral claims covering 16,000 hectares (approximately 40,000 acres) in the Barberton Greenstone Belt of South Africa, which has been an active mining district for more than 100 years, yet is still largely under-explored.  Our producing mine, the Lily Mine, operated profitably as an open pit operation under current management from 2000 until end of 2008, with production of about 12,000 ounces of gold annually from the various open pit locations within the Lily mining title area.  Effective January 2009, production at the Lily Mine is from underground operations.  However, we cannot assure you that these profitable operations will continue or, if they do continue, that they will continue at the same level and to the extent of historical levels.

If we are successful, and to the extent that we are able, we intend to continue operations at the Lily Mine through underground activities.  Accordingly, in September 2005, the Company raised $2,750,000 via a Phase I private placement offering of 630,000 restricted common shares.  This Phase I funding was primarily utilized to conduct a Phase 2 diamond drilling program (discussed below) which did confirm and enhance the results of earlier preliminary studies with respect to  reserves located at the Lily Mine area.

The results of this Phase 2 diamond drilling program were incorporated in the April 2006 pre-feasibility study prepared by us to assess our future development.  The possibility of extending the open pit was considered in addition to the building of a new underground mine.  The pre-feasibility study concluded that a new underground mine would provide a better return on investment, particularly as the mineral reserves in the upper region of the mine could be easily accessed.  The pre-feasibility study also concluded that additional drilling should be carried out in order to place greater confidence in the estimation of the Company’s mineral reserves.

The international mining consultant firm of Behre Dolbear was engaged by the Company to provide an independent expert opinion on the pre-feasibility study.  Senior personnel from Behre Dolbear's London and Toronto offices visited Lily Mine during May 2006 to complete this due diligence work.  Behre Dolbear endorsed the recommendation to carry out additional drilling (Phases 3 and 4).

Diamond drilling phases 3 and 4 were successfully completed during 2007.  These drilling phases were financed by additional private placements in 2006 and 2007.  The continued success of drilling encouraged management to embark in June 2007 on the compilation of a full Bankable Feasibility Study (“BFS”), a project managed by Turgis Consulting (Pty) Ltd.  The BFS was completed on March 7, 2008, with the combined services of a number of recognized consulting firms.  These drilling programs greatly increased the reserve estimates, subsequent financial viability and life of mine at the Lily Mine and have been included in the BFS.  We have the estimates provided by the BFS to assist us in managing our business and in preparing the disclosures shown throughout this Form 10-K and in other reports that we file with the Securities and Exchange Commission.  While we believe that the assumptions used and the resulting estimates made in the BFS are accurate, we cannot assure you that these estimates will not change or be reduced as a result of further information that we obtain in the course of our operations.  For these and other reasons, these estimates may be subject to risks and uncertainties that are beyond our control.

Phase 5 drilling, totaling 8,722 meters, focused mainly on further infill drilling (6,810m) between Lily Main open pit and the Rosie’s Fortune open pit.  The remainder of the drilling was targeted at parallel structures and extensions within the mining license area.  The results of this drilling are given in a later section of this registration document.

To the extent that the Company is able, the following objectives were set:

•         To raise sufficient funds to develop the Lily Mine into a full underground operation in 2009 in line with the BFS;

•         To raise sufficient funds to refurbish the plant at the nearby Barbrook Mine, purchased by EGSA in May 2008.  Completion of this acquisition necessitated a revision to the BFS mining plan to make provision for the processing of Lily Mine’s underground ore at the refurbished Barbrook plant and assumes that the plant at the Barbrook Mine can be refurbished for operation in 2009 to process the Lily ore.  Prior to the Barbrook plant becoming operational, underground ore will continue to be transported to the existing Makonjwaan processing plant;

•         To investigate the viability of re-opening the Barbrook and Worcester Mines;

•         To investigate the viability of treating surface material at some of the Company’s projects in the Barberton Goldfield;

•         To continue exploration on all other company properties;

•         To continue investigating other potential acquisitions.

There can be no assurance that the we will be successful in achieving any of  our objectives.   We are a relatively small competitor in the gold mining industry and there are many variables that are beyond our control.  Further, the price of gold and the ability to acquire capital for mining development is often influenced by cyclical and macro-economic conditions that can not easily be predicted.

Overview of the Company’s Mining Operations

Our mining operations are defined as follows:

•         The search for and location of mineralized deposits with mine development potential;

•         The determination of the quantity (tonnage), quality (grade) and continuity of a mineralized deposit necessary for its classification as a mineral reserve;

•         The demonstration, through a recognized engineering and economic study, or Bankable Feasibility Study, of the commercial viability of any identified mineral reserve; and

•         The commencement of mine development and mineral production utilizing existing or newly constructed mineral processing facilities.

In order to better understand our mining operations and its mineral exploration and drilling programs, a description of these activities is provided.

Mining Operation Terms and Definitions

The following mining terms and definitions will be of assistance in understanding our present and contemplated mining operations:

Mineral Deposit

A “mineral deposit” is defined as a concentration of mineralization which may be such as to constitute a perceived ore body.  It will have been delineated by appropriate drilling and/or underground sampling to support a mining operation producing sufficient tonnages and average grades of metal(s) to be economically viable.  Under SEC accounting rules, a “mineral deposit” does not qualify as a mineral reserve until a comprehensive evaluation, based upon unit costs, grades, recoveries, and other modifying factors are taken into consideration in an economic feasibility.

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

Proven Reserves

Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable Reserves

Reserves are estimates for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  However, all calculations are based on current estimates and are subject to revision or reduction as additional information is obtained by the Company.

South African Mining Legislation

The current South African mining legislation promulgated under Mineral and Petroleum Resources Development Act 2004 (“MPRDA”) seeks, among other things, (i) to expand opportunities for historically disadvantaged people to enter the mineral industry and obtain benefits from the exploitation of mineral resources, and (ii) to promote employment, social and economic welfare as well as ecologically sustainable development.  In order to convert an old order mining right to a new order mining right, the holder is compelled to lodge a social and labor plan and an undertaking on how it is intended to expand opportunities for historically disadvantaged persons to enter the mineral industry.  Further, for purposes of mining right conversions effective May 1, 2004, the MPRDA (incorporating the Mining Charter) requires mining company ownership for historically disadvantaged South Africans at 15% during the first five years and 26% in 10 years, such transfer of ownership to be at fair market value.  Accordingly, on February 2, 2006, and pursuant to the requirements of MPRDA, EGL sold 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (equivalent to $1,630,000 at the time of this sale).  Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged persons.

As indicated above, the MPRDA dictated the sale of this 26% interest to Lomshiyo.  Other than the sale of this 26% interest, there are no other anticipated costs for compliance with the requirements of MPRDA.

Since our redirection, our activities have been limited primarily to the production of gold and the implementation of preliminary exploration programs on those properties in which it has an interest.  Prospecting and mining rights are held in the South African subsidiary companies and are consolidated in the north eastern portion of the Barberton Goldfield.  These rights include a mining license for the Lily Mine and various prospecting rights granted to the Company’s various subsidiary corporations.  The total area covered by these Mineral Rights is in excess of 16,000 hectares (approximately 40,000 acres).  See “Item 2. Properties”.

Description of EGI’s Mining Operations

Eastern Goldfields Limited (“EGL”)

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of EGL:

1.       Number of Claims:  14,518 hectares (21,338 acres)

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

Numerous old workings, other than the Worcester Mine, exist within this claim area and include: Bonnie Dundee, Independent, Connat, Mary Hope, Great Britain and other smaller prospects.

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

•         Worcester Mine – Drilling commenced on November 1, 2006 and was completed on November 14, 2008.  A total of 20 holes were drilled.  NQ drill core size was used to assure sufficient sample material.  A total of 8,550 meters, including non-directional wedges, was drilled (WS1 - WS20).  A further 2 holes were drilled along strike to the north in the vicinity of the nearby New Independent Mine, which also falls within EGL’s claim boundary.  A total of 548.34 meters was drilled (IND1 – IND2) to investigate the continuity between the Worcester mineralized zone and that which forms the New Independent ore body.  Further exploration is anticipated.

•         Jamestown Claims - 8,500 line meters of surface geochemical soil sampling and ground magnetics supported by detailed structural and geological mapping was initiated in September 2006.  This initial focus was on the extension of the Worcester mineralized zone eastwards towards the Bonnie Dundee prospect along the Albion Fault, a major structural feature responsible for the mineralization within most of the prospects mentioned above.  An initial phase of field work has been completed and results accompanied by geological interpretation have been submitted for continued investigation and ongoing exploration planning.

6.       Description of Rock Formations and Mineralization:  The Worcester Mine and other prospects are located in the Jamestown Schist Belt which is a north-westerly trending synclinal feature of metamorphosed mafic and ultramafic rocks stretching from the well known Consort Mine (Barberton Mines Limited – Pan African Resources PLC) to the east to beneath the Transvaal Drakensberg escarpment in the west.  The belt varies from 1 to 6 kilometers in width and is the northwestern arm of the main Archaean Barberton Greenstone Belt.  The schist belt is bounded in the northeast by the porphyritic Nelspruit granite and in the southwest by the Kaap Valley granite pluton.  A number of strong structural features exist parallel to the syncline axis and splays off these features generally host the zones of gold mineralization.

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

Barbrook Mines (Pty) Limited (“Barbrook”)

1.       Number of Claims:  Barbrook consists of a Mining Authorization covering 2,286 hectares. (5,715 acres)

2.       Location and Means of Access to Claims:  The main area of concentration is the Barbrook Mine which is situated on the main road between the towns of Kaapmuiden and Barberton and approximately 65 kilometers from the city of Nelspruit where EGL headquarters are located.

3.       Description of Claims:  These claims cover areas of the northeastern part of the Barberton Greenstone Belt, six kilometers south of the Lily Gold Mine (also owned by EGI).  The Barbrook Mine mining and exploration rights incorporate a number of historical underground mines.  These underground workings provide immediate and direct access to the respective ore bodies and, therefore, facilitate early evaluation of the viability of re-opening the mine.

4.       History of Previous Operations:  Barbrook is a consolidation of numerous (more than 10) ore bodies that have been explored and exploited to varying degrees and by different methods over the last 70 years.

In 1975, Rand Mines Exploration Company (Pty) Limited (“RME”) and Anglo America Corporation of South Africa (“AAC”) each acquired 50% interest in a newly formed company, Barbrook Mining and Exploration Company (Pty) Limited (“BMEC”).  A feasibility report was produced in October 1995 after a soil geochemical programme covering 7,000 meters of strike was followed by an extensive programme of diamond drilling (45,000 meters) and underground mining development (6,500 meters). Mineral reserves were estimated by RME at 14.9 million tons with an in situ grade of 7.0 grams per ton (“g/t”) of gold (“Au”).

In 1987, BMEC was listed on the Johannesburg Stock Exchange (“JSE”) and the name was changed to Barbrook Mines Limited (“BML”).  The listing raised South African Rands 41 million (equivalent to about $20 million at the time) to finance underground development and the construction of a 25,000 tons per month processing plant.

In 1994, BML was purchased by a consortium led by Rand Merchant Bank who successfully implemented open pit mining of oxide ores.  In late 1995, the consortium sold BML to Caledonia Mining Corporation (“Caledonia”) who continued open pit mining operations until April 1995.  Caledonia completed various phases of underground exploration and treated a total of 455,000 tons of ore.  Caledonia treated 207,350 tons of sulphide ore at a recovered grade of 4.65g/t.  The mine was closed in December 2006 due to labor unrest.

Barbrook has a well established surface infrastructure (plant, workshops, laboratory, tailings dam, etc.) and extensive underground development of more than 50 kilometers (about 31 miles).  Access to the mine is via two adits on 7 and 10 Levels, respectively, separated from each other by 150 meters.  To date, very little exploration has been done and no development exists below 10 Level, which is at surface river elevation.  All ancillary utilities are operational.

5.       Present Condition of the Property:  The Barbrook Mine complex comprises three open pit operations: Maid O’ Mist, Clifford Scott and French Bob and underground workings at the French Bob, Taylors and Daylight Sections.  The central portion of the lease area contains the metallurgical plant and surface infrastructure and is located in the relatively flat terrain in the Low’s Creek Valley.  This is surrounded by dissected BML in which the various adits leading to the underground workings are located.  The undulating topography of the area results in the logistical convenience of facilitating access to the underground excavations at elevations above the position of the metallurgical plant on the valley floor.  Consequently, tramming ore from the underground workings, particularly 10 Level, is gravity efficient.

Access via 7 Level which is used for men and materials, and 10 Level, the main access to the mine is also the main ore tramming level.  All reserves that were part of the original Barbrook mining plan were situated within areas already accessed by development.  The mined ore gravitates through a series of ore passes to draw points on 10 Level from where it is trammed to the main plant tip.

Surface right permits have been granted to Barbrook for the purposes of shaft and adit development sites, waste rock disposal sites, plant tailings, storage areas and processing plant.  These sites are all currently in use and are considered adequate for the long-term needs of the mine.  The tailings dam has a twenty year capacity at a production rate of 25 000 tons per month.

6.       Description of Rock Formations and Mineralization:  Like Lily Mine, Barbrook is situated within the Barberton greenstones which are deformed into a series of synclines and anticlines.  Resultant shearing occurred preferentially in the anticlinal folds and listric fault zones flanking the synclines.  Gold mineralisation was structurally controlled along and within these ductile fracture zones.

The ore bodies at Barbrook are associated with two such fracture zones trending east-west, respectively known as the Barbrook Line, to the south, and Zwartkoppie Line, about 1 km to the north.  Both the Barbrook Line, which contains most of the known gold deposits, and the Zwartkoppie Line can be traced over 100 km of strike.  Gold mineralisation occurs in lenses and pods in close proximity to the banded iron formations at the base of the Fig Tree greywacke, often where they are in contact with altered ultramafic schists.

Makonjwaan Imperial Mining Company (Pty) Limited (“MIMCO”)

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

The following is a specific discussion of the ownership and operation of those mining claims that are held in the name of MIMCO:

1.       Number of Claims:  1,040 hectares (1,530 acres)

2.       Location and Means of Access to Claims:  The main area of concentration is the Lily Mine which is situated on the main road between the towns of Kaapmuiden and Barberton and approximately 70 kilometers from the city of Nelspruit where EGL headquarters are located.

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

•         The Lily Main open pit operation commenced in 2000 and was closed in October 2006.  In this period 1,012 million tons were successfully extracted at an average grade of 2.89 g/t to an elevation of 510 meters above mean sea level (“amsl”).

•         Production was immediately replaced, after a short reverse circulation drilling program (1,222m), by the Lily East pit, essentially an easterly on-strike extension of the Main pit.   Production at Lily East pit commenced in October 2006 and continued until June 2007 when it was discontinued due to safety factors.  A total of 770,000 tons were extracted at an average grade of 2.59 g/t.

•         Immediate production in July 2007 after a further reverse circulation drilling exercise (798m) continued on the Rosie’s Fortune open pit also situated on the easterly strike extension of the Main Lily zone.  The operation was discontinued in December 2008 as sufficient run-of-mine ore was being extracted from the new underground development.  A total of 187,607 tons were extracted at an average grade of 2.55 g/t.

5.       Present Condition of the Property:  Underground development was initiated in June 2007.  2 Level adit, the main adit portal, enters into the west wall of the original Lily Main Pit.  The final conversion from open pit mining to underground mining and stoping began in January 2009.  Thereafter underground operations will produce the required run-of-mine tonnage.  Current underground mine planning is guided by the BFS, completed in March 2008, by Turgis Consulting (Pty) Ltd (South Africa).

6.       Description of Rock Formations and Mineralization:  Two styles of gold mineralization occur in the ore zone.  The first consists of partially refractory gold related to pyrrhotite, being the major sulphide, together with minor arsenopyrite, chalcopyrite, pyrite/marcosite, pentlandite and sphalerite.  The host rock is typically well sheared, altered by chlorite and carbonate, silicified and contorted.  The second style of gold mineralization is free, native gold associated with quartz and quartz-carbonate veins which are erratically distributed throughout the ore zone.

Gold mineralization is erratically distributed along the numerous steep south dipping anastamosing shears in the altered shale-chert-amphibolites.  This broad zone of gold mineralization is called the “Lily Zone”.  The more intense the shearing, the thicker and more continuous the gold mineralization is.

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

Eastern Goldfields Exploration (Pty) Limited (“EGE”)

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

1.       Number of Claims:  6,772 hectares (9,953 acres)

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

Centurion Mining Company (Pty) Limited (“Centurion”)

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

1.       Number of Claims:  1,367 hectares (2,009 acres)

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

Centurion, under MIMCO, commenced operations in 1979 as an ore dump re-treatment operation.  This activity continued for approximately two years when underground mining operations commenced at the dormant Bonanza mine.  These underground mining operations were terminated in 1989 due to the low price of gold.  Exploration drilling was carried out in 1990 which did not yield additional ore reserves.  Various feasibility studies were carried out to retreat the company's remaining ore dump reserves.  These remaining ore dump reserves were deemed non-viable again due to the declining price of gold.  Bonanza also remains dormant to the present time.

5.       Present Condition of the Property:  A phased regional exploration program was commenced in November over a small target area within the prospecting license claims.  The exploration program, which focused on the extension to the dormant Bonanza Mine, consisted of detailed surface geochemical soil sampling and ground magnetics for an estimated 10,000 meters.  A detailed desktop study covering the old Bonanza mine workings was also completed to assist in identifying potential targets.  This data will assist in directing future exploration to be planned.

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

EGI - Mining Operations

The Lily Mine has been the main mining operation for EGI in the last 8 years.  A brief summary of operations to date is given below.

•         The Lily Main open pit operation commenced in mid 2000, after an extensive reverse circulation drilling (68 holes, 2,576m) and trenching programme in early 2000.  It was finally closed in October 2006.  In this six year period, 1,012 million tons were successfully extracted at an average grade of 2.89 g/t.  Waste stripping ratio was approximately 6:1 for this successful open pit operation.

•         Production was immediately replaced, after a short reverse circulation drilling program (1,222m), by the Lily East pit, essentially an easterly on-strike extension of the Main pit.  Production at Lily East pit commenced in October 2006 and continued until June 2007 when it was discontinued due to safety factors.  A total of 770,000 tons were extracted at an average grade of 2.59 g/t.

•         In July 2007, after a further reverse circulation drilling exercise (798m), production commenced from the Rosie’s Fortune open pit, also situated on the easterly strike extension of the Main Lily zone.  This operation was stopped in December 2008 as sufficient run-of-mine ore was being extracted from the new underground development.  A total of 187,607 tons were extracted at an average grade of 2.55 g/t.

•         The underground operation was started in June 2007.  Guided by the BFS mine plan, primary development completed to date includes the ramp incline to 1 Level and the decline to 3 Level.  Underground mining methods involve mechanized, long-hole drilling and blasting within geologically and grade controlled stoping widths between levels spaced 20 m apart with a stoping back of 16 m to minimize dilution.  Reef zones and stope blocks are delineated by flat, up-dip and down-dip, short-hole underground drilling from hangingwall drive cubbies spaced at a maximum of 25 m intervals.

•         Total primary development completed to date is approximately 2,300 meters.  Run of mine ore is mainly from development, with stoping expected to begin in January 2009.

Ore hauling is undertaken with mechanised equipment along specifically sized reef drives, hangingwall drives and ramps.  Current access to the underground mine is via a main portal from the Lily Main open pit which has been back-filled to 2 Level elevation (550 amsl).

Run of mine (15,000 t/month) ore is currently hauled via road to the existing Makonjwaan Plant (17km) and is processed in a simple JET-LEACH CIP metallurgical circuit.  This will, however, change as soon as the Barbrook plant refurbishment is completed and production will then increase to 25,000 t/month.

Proved Mineral Reserves for EGI relate only to the current underground operations at Lily Mine.  Underground development began at Lily Mine in mid 2007 and is now sufficiently advanced to also deliver ore from stoping.  Proved Reserves as at December 2008 amount to 200,000 tons at 3.14 g/t Au (20,000 oz).

Probable Mineral Reserves also relate only to underground Mineral Resources at Lily Mine.  Probable Mineral Reserves as at December 2008 amount to 5.2 million tons at 3.14 g/t Au (525,000 oz).

Proved and Probable Mineral Reserves were estimated by EGI at a gold price of US$900 per ounce and at an exchange rate of US$1 = ZAR10.00.  This is in contrast to the US$850.00 and US$1 = ZAR7.25 respectively applied in 2007 when the quoted Mineral Reserves referred only to the now depleted open pit material.

EGI – Company Drilling Program

The focus of exploration diamond drilling during 2008 was on two principal assets, namely, Lily Mine and Worcester Mine.  A summary of the drilling results at each of these two projects is given below.

Lily Mine - Lily drilling was again focused on increasing the density of drilling within areas of interest and also investigating areas that have been neglected in previous phases.  Therefore, Phase 5 consisted of 28 infill-drilling holes that were spread over the mining area from the most easterly boundary to the most westerly.  Results are variable and only those relevant to the published reserves and mineralized material statement have been included.  Six holes outside the mineral reserve area were drilled to prove the extension of the mineralized zone in depth.  They were purely exploratory and their results will be included in further exploration planned for the future.  Five holes were drilled in the upper extremities of the mine, above the current development areas, to delineate the ore body nearer to the oxide/sulphide interface.

                  Lily Mine – Results of Exploration Drilling completed during 2008

Hole	Phase	Depth (m)		Date		Main Reef- Average
ID		Actual	Defl	Month	Year	g/t	Cm	cmg/t
LD66	5	590.48	85.00	Jan	2008	0.51	427	218
LD67	5	319.40	12.80	Jan	2008	0.73	356	260
LD68	5	695.00	0.00	Jan	2008	2.06	209	431
LD69	5	400.80	0.00	Feb	2008	2.98	918	2736
LD70	5	367.45	0.00	Feb	2008	1.72	96	165
LD71	5	560.48	35.00	Feb	2008	2.10	455	956
LD72	5	509.48	28.00	Feb	2008	3.19	356	1136
LD73	5	235.55	0.00	Mar	2008	0.00	0	0
LD74	5	552.43	27.00	Mar	2008	1.68	1200	2016
LD75	5	195.45	0.00	Mar	2008	0.69	180	124
LD76	5	151.70	0.00	Apr	2008	1.22	180	220
LD77	5	220.35	0.00	Apr	2008	1.22	180	220
LD78	5	58.25	0.00	Apr	2008	Hole	Abandoned
LD79	5	142.50	0.00	Apr	2008	1.23	305	375
LD80	5	377.48	16.00	Apr	2008	3.88	100	388
LD81	5	398.48	28.70	May	2008	0.91	100	91
LD82	5	169.70	0.00	May	2008	0.00	0	0
LD83	5	98.55	0.00	May	2008	1.56	171	267
LD84	5	181.20	0.00	Jun	2008	1.73	137	237
LD85	5	140.00	0.00	Jun	2008	3.05	479	1461
LD86	5	213.20	0.00	Jun	2008	1.51	236	356
Total		6364.00	147.50

Worcester Mine – A total of 7 holes (4,200m) with deflections was completed on this project during 2008.  This takes the total drilling to 9,400m.  Drilling was primarily focused on identifying the depth extension of the Main Worcester reef below the existing old mine workings.

  Worcester Mine – Results of Exploration Drilling completed during 2008

		Depth (m)				Worcester Reef
Hole ID	Phase	Actual	Defl	Month	Year	Grade	Width
		(m)	(m)			(g/t)	(cm)
WS14	3	440.48	26.14	Jan	2008	0.68	272
WS15	3	371.48	28.17	Feb	2008	1.19	128
WS16	3	587.48	55.28	Mar	2008	4.85	831
WS17	3	275.48	0.00	Sep	2008	Tr
WS18	3	671.48	40.48	Oct	2008	5.88	90
WS19	3	665.48	63.63	Oct	2008	Tr
WS20	3	664.48	25.00	Nov	2008	1.51	850
WS4 Deep	3	153.62	0.00	Nov	2008	4.76	549
WS7 Deep	3	112.70	0.00	Nov	2008	2.41	647
Total		3,942.68	238.70

Sufficient information has been gathered during these three phases of drilling to warrant the drafting of a pre-feasibility study for this project.

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

The results, shown in the tables above, of the exploration diamond drilling programs have continued to successfully confirm the geological models of both the Lily Mine and Worcester Mine ore bodies.  Further exploration will more accurately define the ore body strike limits and consistency in depth.

From the results of geological and structural analyses and interpretation, the Lily Mine and Worcester Mine ore bodies can be inferred to continue in depth and, therefore, are reported as “open ended”.

EGI’s Mineral Reserves

The Company’s mineral assets are summarized in the table below:

Company	Principal Asset	Asset Status
MIMCO	Lily Mine	Production/Development/Exploration
	Makonjwaan Mine	Dormant Mine
	Imperial Mine	Dormant Mine
BARBROOK	Barbrook Mines	Dormant Mine/Mining Evaluation/Exploration
EGL	Worcester Mine	Dormant Mine/Exploration
CENTURION	Bonanza Mine Centurion	Dormant Mine/Exploration Dump Material
EGE	Various	Exploration

The specific location of these mineral assets is shown below:

Lily Mine, being the only operational mine for which sufficient technical and economic studies had been completed at the date of reporting, contains a Mineral Reserve which is based on estimates developed consistent with industry practices.

Mineral Reserves of the Company at its Lily Mine as at December 31, 2008, are 5.4 million tons at an in situ grade of 3.14 g/t Au (545,000 oz).  These were determined from the updated tonnage-grade table derived from the block model which supports the proposed mine design and production sequence based on the Bankable Feasibility Study (“BFS”) of 2008.

Proved Reserves relate only to the current underground operations at Lily Mine.  Underground development began at Lily Mine in mid 2007 and is now sufficiently advanced to also deliver ore from stoping.  Proved Reserves as at December 31, 2008, amount to 200,000 tons at 3.14 g/t Au (20,000 oz).

Probable Reserves also relate only to underground operations at Lily Mine.  Probable Reserves as at December 31, 2008, amount to 5.2 million tons at 3.14 g/t Au (525,000 oz).

Proved and Probable Reserves were estimated by EGI at a gold price of US$900 per ounce and at an exchange rate of US$1 = ZAR10.00.  This is in contrast to the US$850.00 and US$1 = ZAR7.25 respectively applied in 2007 when the quoted Mineral Reserves referred only to the now depleted open pit material.

EGI Lily Mine
Mineral Reserves
Reserve Category	As at December 31, 2008			As at December 31, 2007			As at December 31, 2006
	Tons (000)	g/t	Oz (000)	Tons (000)	g/t	Oz (000)	Tons (000)	g/t	Oz (000)
Proved	200	3.14	20	132	2.12	9	93	2.58	8
Probable	5,200	3.14	525	5,769	3.00	556	2,089	5.34	358
TOTAL	5,400	3.14	545	5,901	2.98	565	2,182	5.22	366

Modifying Factors.  The high sample variability experienced in the underground exposures of the reefs resulted in a revision of the geological understanding of the Lily Zone and a concomitant redefinition of the reef widths used in the mining block model.  The average cut-off grade was, therefore, marginally increased for the calculation of Mineral Reserves due to the selection of a more confined modeling envelope.  All other modifying factors referred to in the BFS have been retained.

At Lily Mine, the underground Proved Reserves were calculated from the grade-tonnage table, derived from the block model, at a cut-off of 2.25g/t.  They comprise approximately one year of mining production.  Proved Mineral Reserves Pay Limit Assumptions (2009) are as follows:

LILY MINE – Underground Section
Operating Cost – Monthly Average	R	5,616,250
Tons Milled—Monthly Average	t	14,750
Cost per Ton Milled	R/t	381.00
Gold Price	US$/oz	900.00
Exchange Rate	R/US$	10.00
Gold Price	R/Kg	289,000
Yield Required (recovered Au g/t)	g/t	1.32
Mill Recovery	%	90
ROM Yield (recovery + residue)	g/t	1.46
Mine Call Factor	%	90
Operating Pay Limit (ROM g/t)	g/t	1.63

“R” denotes South African Rand

Probable Reserves have been estimated for the area extending from the base of the discontinued Lily Main, Lily East and Rosie’s Fortune open pits down to approximately 10 Level, 220 m below surface.

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

The current maximum milling rate is 180,000 t/a.  The existing tailings dam capacity, revised in early 2007 to 360,000 tons as from December 31, 2006, allows for a further 24 months at maximum production rates.

Since completion of the Bankable Feasibility Study (“BFS”) on the underground Lily Mine, EGI acquired the neighboring mine, Barbrook Mines Limited (“Barbrook”).  The acquisition was primarily motivated by the opportunity to secure a second-hand plant in good condition for processing the Lily Mine’s underground ore rather than construct a new plant as described in the BFS.  The Barbrook plant is capable of treating 30,000 tons per month after refurbishment with a large, licensed tailings dam.

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

Mineralized Material – All EGI Assets

Mineralized Material tonnages and grades are estimated in situ over the true reef widths and include mineralization at zero g/t Au cut-off.  It is our policy to report estimated Mineralized Material as an inventory of all gold mineralization having a reasonable chance of being brought to account given favorable technical and economic conditions.   These are only estimates and while we believe that we have made these estimates on a reasonable basis consistent with past practices, our estimates may be changed or reduced later as we make further evaluations in light of additional information. We are aware that estimates in the mining industry can be subject to dramatic changes.  The following table reflects the mineralized material as “in place grade and tonnage”:

EGI All ASSETS
Total Mineralized Material
	As at December 31, 2008		As at December 31, 2007		As at December 31, 2006
	Tons (000)	g/t	Tons (000)	g/t	Tons (000)	g/t
Mineralized Material	5,400	3.14	5,828	3.19	5,856	2.05

The substantiation of our Mineralized Material was primarily as a result of the continued successful diamond drilling exploration at the Lily Mine and Worcester Mine as well as revised modelling techniques applying more scientific and geological controls.

At Lily Mine 8,720 meters of diamond drilling were completed during 2008.  This brings the total amount of core from surface exploration diamond drilling to 28,860 meters (109 diamond drill holes) since mid 2005.  The aim of this extensive drilling exercise was twofold:

•         To extend Mineral Reserves along strike and in depth.  Drilling has successfully identified the mineralized zone over 2,000 meters of horizontal strike to 600 meters of vertical depth below surface.

•         To infill between existing drill intersections in certain areas, thereby upgrading the estimation confidence of the Mineral Reserves within the planned underground section of the extended Lily ore body.

The resultant revised Mineral Reserves allow for a Life of Mine of 16 years with a production capacity of 32,000 tons per month.  Underground development commenced in mid 2007.  To date, 2,200 meters of primary development and associated stope preparation have been completed.  Production commenced in January 2009.

The acquisition of Barbrook in mid-2008 has the following twofold positive impact on EGI as a Group:

•         The planned underground mining operations at Lily Mine, as reported in the BFS (March 2008), required the construction of a new processing plant on site.  The existing processing plant at Barbrook, once refurbished, will substitute for a new plant.  The purchase price of Barbrook was less than half the budgeted cost for the proposed new plant.  The plant, complete with a large slimes dam, is located less than half the distance from Lily Mine (6 km) than its current operating Makonjwaan plant facility (17 km).

•         Barbrook contains substantial defined Mineral Resources (>2 million oz) and a well developed underground infrastructure including some 50 km of development and readily accessible areas for mining.  Extensions to the processing plant will be required to treat the metallurgically complicated ore bodies once mining commences at Barbrook.  This is currently being investigated.

To the extent we are able, we planned to geologically model and re-evaluate Barbrook by commencing exploration and primary development with the objective of bringing Barbrook Mine successfully into initial production by the end of 2009.

At Worcester Mine a further 4,180 metres of exploration diamond drilling was completed during 2008, bringing the total amount of core recovered since 2006 to 9,385 meters.  Additional drilling was successful in confirming the down-dip extension of the Worcester mineralized zone below the old mine workings, thereby increasing the overall estimated Mineralized Material.  If our present plans can be achieved and if we are able, we anticipate that this project will proceed to pre-feasibility status during early 2009.

Although exploration has continued on EGI’s other principal mineral assets, no changes have been made to the estimated Mineral Reserves reported in 2007 of these exploration targets.

The Company’s Mining Consultants

In mid 2007 we decided to embark on the compilation of a full Bankable Feasibility Study for the Lily Mine project.  The services of a number of mining consultants were integrated under the leadership of Turgis Consulting (Pty) Ltd, a world renowned mining and engineering consultancy based in Johannesburg, South Africa.  This Bankable Feasibility Study was completed on March 7, 2008.

The document combined the services of the following accredited consultants:

•         Turgis Consulting (Pty) Ltd – South Africa:  Responsible for the life-of-mine design, scheduling, financial analysis and the compilation of the entire BFS.

•         MDM Engineering – South Africa:  Responsible for the design of the new processing plant.

•         ECMP (Pty) Ltd – South Africa:  Responsible for the design of the tailings processing and facility.

•         RWO Kersten – South Africa:  Responsible for all underground rock mechanics engineering.

•         Knight Hall Hendry – South Africa:  Responsible for surface ground geotechnical analysis and recommendations.

•         Earth Science solutions – South Africa:  Responsible for all environmental issues pertaining to the new Lily Mine project.

While the BFS utilizes estimates and assumptions that are consistent with industry practices, there can be no assurance that the conclusions reached by the BFS may not later be revised and the estimates contained therein reduced on the basis of additional information and upon estimates made thereon.  We are aware that estimates used in the mining industry can be subject to dramatic changes.

Anticipated Life of Lily Mine Operation

 Open Pit Operations - The Open Pit operations at the Lily Mine continued throughout 2008 and ceased in December 2008.

Underground Operations - It will be necessary for us to raise additional capital to build the first phase of the new underground mine.  There can be no assurance that we will be successful in raising this additional capital, or if it is successful, that we can do so on terms that are reasonable in light of our current circumstances.

The BFS is calculated from current reserves over an estimated mine life of 14 years.  In this period and using these estimates, the project has projected revenue of ZAR2.96Bn for a projected operating expenditure of ZAR1.38Bn, a projected capital expenditure of ZAR488M yielding projected profit before tax of ZAR1.093Bn.  This projected 14 year life is inclusive of mine development and construction. While these projections are based on the estimates and assumptions contained in the Bank Feasibility Study (“BFS”) which utilizes methods consistent with industry practices, there can be no assurance that these estimates or the resulting conclusions of the BFS will not be later revised or reduced as further information is obtained or as mining operations are further undertaken.

From a technical risk perspective, we believe that the project has risk levels that are acceptable to our existing internal risk parameters.  Our perception of the risk characteristics is based on several factors.  These are: (1) the geology is well known and will be managed by personnel who are familiar with it; (2) all of the methods employed are proven, and are now currently being practiced in early mining; (3) the mine has already recruited the core of the team required to operate and manage the mine; and (4) from a metallurgical perspective, the ore is well known, full test work has been undertaken and the mine already has a history of processing the ore.  However, there can be no assurance that our current perception of the risks associated with the mine may not be later changed after further studies and evaluations are completed.  In that event, we may perceive that the risks associated with the project may be substantially greater than that described in this section and referenced elsewhere in this Form 10-K.

Administrative and Operational Offices

We currently maintain a U.S. office at 1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808.  The telephone number is (619) 497-2555.  This facility is provided to us by our U.S. securities attorney.  Further, our operations are conducted from our office at 8 Streak Street, P.O. Box 820, Nelspruit 1200, South Africa.  The telephone number is 011 27-13-753-3046.

Employees

We currently have 218 employees other than our officers and directors.  During the year we employed Mr. A W Knight, a highly experienced mine manager as the Company’s Chief Operating Officer. Mr J Symonds, a certificated Mine Manager was replaced by Mr. R Knight as acting Mine Manager.  We anticipate that, as circumstances and market conditions allow, we will likely continue to hire additional staff as necessary.

The Gold Market

After the price of gold declined to approximately $250 per ounce in 2001, it has risen steadily in the last few years and through most of 2005 it was traded in a fairly narrow price range between approximately $410 and $450 per ounce.  The price increased in the third quarter of 2005 and reached the year’s high of $536.50 on December 12, 2005.  This trend continued into 2006 and exceeded $700-an-ounce level for the first time in 26 years.  As investors diversified their accounts with more gold investments, the price of gold rose 38 percent in 2006 to $709.10 per ounce on May 11, 2006 (January 1, 2006 - $513.00) and 63 percent since the start of 2005 (January 1, 2005 - $435.60).  However the range for 2006 was $600-$650.  The steady rise since 2006 of the gold price is widely considered to reflect a relative decline of the U.S. dollar to other foreign currencies along with general strength in commodity prices.  This surge, however, is believed to be due to geopolitical tensions, higher oil prices and inflation.  The price of gold tends to rise during times of uncertainty because many investors view it as a hedge against inflation and as a hedge against a weaker dollar.  Adding to the demand is the speculation of world central banks which will sell their U.S. dollar reserves and buy gold.

The price of gold continued to rise into 2008 amid one of the most chaotic years in financial markets in recent history.  Gold’s performance is especially impressive considering the massive wealth destruction that took place elsewhere in financial markets.  Global equities and many commodities, for example, lost approximately half their value over the course of 2008.  Price reached a new record in the first quarter of the year ($1,011/oz on March 17, 2008 on the London PM fix) driven by safe-haven inflows in the run up to the Bear Stearns crisis.  It tested this record again in the third quarter, trading as high as $986/oz on July 15, 2008, (day after the US Treasury and Federal Reserve Bank announced plans for a joint bailout of mortgage giants Fannie Mae and Freddie Mac).  The gold price traded lower for the next two months, before spiking back up to $905/oz on September 29, 2008 (the day the US House of Representatives rejected a $700 billion rescue plan for the US financial system).  Price ended the year 2008 at $869.75/oz, on the London PM fix, $36/oz higher than end-2007, while the average gold price rose by $175.33/oz to $871.85/oz.

With respect to our competitive position in the gold production industry, our market share is negligible versus that of the major gold producers.  Relative market share of similar size competitors is also insignificant.  We are a relatively small operator in a fragmented market which is dominated by larger companies with significantly more resources than we currently possess or any resources that we are likely to acquire in the foreseeable future.

We have no ability to control or influence the market price of gold.  In the event that the market price for gold declines, our profitability and cash flow will also decline.  For these and other reasons cited elsewhere in this Form 10-K, we face risks and uncertainties over which we have little or no control.

Reports to Security Holders

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

Item 1A.  Risk Factors

Our operations and our securities are subject to a number of substantial risks, including those described below.  If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected.  No attempt has been made to rank these risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere in the document, any purchaser of our common stock should also consider the following risk factors:

Lack of Diversification:  Our business, assets, and operations are concentrated in South Africa and the mining of gold.  As a result, we are not diversified and to that extent we face continuing challenges to achieve stable revenues, profits, and cash flow while also remaining exposed to the risks associated with this concentration.

Small Company, Limited Resources & Need for Additional Capital:  We are a small company with limited financial resources relative to the many competitors in our industry.  In the event of any unexpected problems or difficulties in our business and operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions.  Further, we currently estimate that we will need to raise $15,000,000 in additional capital.  We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to execute our plans.

Limited Trading Market for Common Stock:  Our common stock is presently traded in the over-the-counter Bulletin Board and is quoted on the “OTCBB Market”.  Our stock trades on a limited and sporadic basis and we cannot assure you that a continuous liquid trading market will develop or, if it does develop, that it will be sustained for any continuous period.

Share Capital:  We have a significant number of shares authorized but unissued.  These shares may be issued without stockholder approval.  Significant issuances of stock would further dilute the percentage ownership of our current stockholders and could likely have an adverse impact on the market price of the common stock.  As of April 3, 2009, we have an aggregate of 150,595,014 shares of Common Stock and 20,000,000 shares of Preferred Stock authorized but un-issued and 554,228 shares of Common Stock reserved for issuance.  All of such shares of common stock and such shares of preferred stock may be issued without any action or approval by our stockholders.  Further and under the provisions of our Articles of Incorporation, our Board of Directors has the ability, without obtaining stockholder consent, to issue one or more series of preferred stock each with such dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights associated with our common stock. Additionally, we may in the future issue debt securities, secured or unsecured, which may have limitations or restrictions on the payment of dividends and which will have priority in the event of liquidation or dissolution.  As a result, an investor who purchases our common stock may hold legal claims to our assets that will be subordinate to the claims asserted by superior holders.  Finally, any such shares issued would further dilute the percentage ownership of our current stockholders and would likely have an adverse impact on the market price of the common stock.

Lack of Profits and Negative Cash Flow:  During the year ended December 31, 2008, we recorded a net loss of $2,961,451 compared to a net loss of $1,404,432 for the year ended December 31, 2007 and negative cash flow during both periods.  While we believe that if we can successfully implement our business plan and if market and competitive conditions allow, we may achieve profitability and positive cash flow, we can not assure you that we will achieve profitability and positive cash flow or if we do achieve these goals, that we can sustain profitability and positive cash flow in the future.

Extension of Loan & Covenants Granted to Investec:  On October 30, 2008, we entered into an extension of the $10,000,000 bridging loan with Investec Bank Limited.  Under the terms of the loan, we are obligated to pay interest to Investec and repay all principal due to Investec on May 29, 2009.  Further, and in addition to other provisions, we granted Investec 820,000 common stock purchase warrants and agreed to provide Investec with monthly management reports.  In the event that we are not able to repay the full amount of the $10,000,000 loan from Investec on or before the May 29, 2009,then, absent an extension of the loan or some other re-negotiation of the loan, we could stand to lose our  principal subsidiary with current business. While we believe that the agreement extending the existing bridging loan serves our long-term interests, and we believe that we will be successful in repaying the loan on or before the May 29, 2009 date, we can not assure you that we will be successful in repaying the loan as required.  In the event that we are not successful, any holder of the Company’s Common Stock could stand to lose all or substantially all of their investment.

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

Competition & Lack of Diversification:  Gold properties eventually become depleted or uneconomical to continue mining.  As a result, our long-term success is dependent on our ability to acquire, discover, develop and mine new properties.  The acquisition of gold properties and their exploration and development are subject to intense competition.  Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to locate, develop and economically mine new properties, it most likely will not be able to be profitable on a long-term basis.  In addition, all of our assets and operations are concentrated in the mining business described in this Form 10-K and we have no current plans to diversify into any other business activity.

Reliance Upon Estimates & Matter of Estimated Reserves:  Our business and the plans described in this Form 10-K rely, in large measure, upon estimates that we received from others (including those in the Bankable Feasibility Study) used in combination with our own assessments.  While we continue to evaluate the geological information that we use, we cannot assure you that the estimates recited in this Form 10-K are accurate or that we will not later revise and lower our estimated reserves which may adversely impact our financial performance.  Estimates used in the mining industry can change dramatically and all of our estimates may be revised or reduced on the basis of later received information and estimates.

Limited Trading and Limited History for our Common Stock:  Our common stock trades on a limited and sporadic basis and, as a result, there is only limited liquidity in our common stock.  Further, our common stock has had only a limited trading history on the Bulletin Board Market.  As a result and given the limited trading market for our common stock, the price of our common stock may be far more volatile and unpredictable than the prices of common stocks and other securities that have a long and established trading history.

Possible Rule 144 Stock Sales:  Many of the shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As revised effective February 15, 2008, Rule 144 generally now requires that a holder of our restricted Common Stock hold these “restricted securities” for at least six months from the date at which they were acquired before undertaking any public re-sale of the restricted Common Stock pursuant to Rule 144.  And if the holder is an “affiliate” (as defined in Rule 144(a)(1) or was an “affiliate” in the immediately preceding 90 day period), then the holder must also satisfy certain other requirements of Rule 144.  As a result of the revision to Rule 144 that became effective February 15, 2008 (including but not limited to the shorter holding period under Rule 144(d)), potential and actual sales of our Common Stock by our present shareholders may have a depressive effect on the price of our Common Stock in the marketplace.

Government, Environmental, and Legal Risks:  Our operations are subject to South African and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials.  Any changes in these laws could affect our operations and economics.  Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us.  While we believe we do not currently have any material environmental obligations, exploration activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Operational Hazards and Responsibilities:  Our operational activities are subject to a number of risks and hazards which include but not limited to the following:

•         environmental hazards;

•         industrial accidents;

•         labor disputes;

•         unusual or unexpected geological or operating conditions;

•         changes in regulatory environment;

•         natural phenomena such as severe weather conditions, floods, earthquakes; and

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

Limited Insurance Coverage:  We are not insured against any losses or liabilities that could arise from its operations either because insurance is unavailable or because the premium cost is excessive.  The payment of such liabilities could have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations.  Exploration for gold involves hazards, which could result in us incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards.  We have public liability insurance of $1,500,000 but, if we incur uninsured losses or liabilities, the funds available for the implementation of our business plan will be reduced and our assets may be jeopardized.  The payment of such liabilities may have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations.

The Bankable Feasibility Study (“BFS”):  The BFS contains estimates and assumptions regarding the feasibility of our mining operations which may later prove to be inaccurate as additional information becomes available.  While we believe that the BFS was conducted in a responsible fashion and the estimates, assumptions, and methodology of the BFS follows standards that are consistent with industry practice, the amount of Reserves, Proven Reserves, and other projections may be later significantly reduced as we obtain additional information.  The extent of any reduction in these estimates and their magnitude can not be known at this time.  We are aware that estimates in the mining industry can be subject to dramatic changes.  For these reasons, we can not assure you that we will not later discover that our estimates need to be significantly reduced as we complete further work on our mining properties.

Commercial Viability and Reserves:  Our ability to discover a viable and economic mineral reserve on its properties is subject to numerous factors, most of which are beyond our control and are not predictable.  If we are unable to discover such reserves, we most likely will not be able to establish a profitable commercial mining operation on these properties.  Exploration for gold is speculative in nature, involves significant financial risks and is frequently unsuccessful.  Few properties that are explored are ultimately developed into commercially producing mines.  Our long-term profitability will be, in part, directly related to the cost and success of exploration programs.  Our gold exploration programs entail risks relating to the following:

•         location of economic ore bodies;

•         development of appropriate metallurgical process;

•         receipt of necessary government approvals; and

•         construction of mining and processing facilities at sites chosen for mining

The commercial viability of a mineral deposit is dependent on a number of factors including the following:

•         the price of gold;

•         exchange rates;

•         the particular attributes of the deposit (i.e. size, grade and the proximity to infrastructure);

•         financing costs;

•         taxation;

•         royalties;

•         land tenure;

•         land use;

•         water use;

•         availability and cost of power source;

•         importing and exporting gold; and

•         environmental protection

The effect of these factors cannot be accurately predicted and any one of which could adversely affect our ability to operate.  Further, we have little or no control over these variables and the magnitude of any one risk or any group of risks and the extent to which they may adversely impact us can not be predicted with any accuracy.

.

Profitability:  We anticipate that our ability to achieve and sustain profitability and positive cash flow will likely be dependent primarily on our ability to locate, explore, develop and mine additional, commercially viable properties.  There is intense competition for the acquisition of gold properties.  If we are unable to accomplish this, it most likely will not be able to be profitable on a long-term basis.  Gold properties eventually become depleted or uneconomical to continue mining.  As a result, our long-term success is dependent on its ability to acquire, discover, develop and mine new properties.  The acquisition of gold properties and their exploration and development are subject to intense competition.  Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to locate, develop and economically mine new properties,  we most likely will not be able to achieve profitability, positive cash flow, or both on a long-term basis.

Foreign Country Location:  All of our property interests and all of our operations are concentrated in South Africa.  The risk of doing business in a foreign country could adversely affect our results of operations and financial condition.  We face risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk.  The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition.  These risks include the following:

•         prevalence of various diseases at the mining sites;

•         security concerns;

•         adverse weather such as rainy season;

•         labor disputes;

•         uncertain or unpredictable political and economic environments;

•         war and civil disturbances;

•         changes in laws or policies;

•         mining policies;

•         monetary policies;

•         unlinking of rates of exchange to world market prices;

•         environmental regulations;

•         labor relations;

•         return of capital;

•         taxation;

•         delays in obtaining or the inability to obtain necessary governmental permits;

•         governmental seizure of land or mining claims, limitations on ownership;

•         institution of laws requiring repatriation of earnings;

•         increased financial costs;

•         import and export regulations; and

•         establishment of foreign exchange regulations.

Any such changes may affect our current mining operations and ability to undertake exploration activities in respect of present and future properties in the manner currently contemplated, as well as its ability to explore and eventually develop and operate those properties in which we have an interest or in respect of which we have obtained exploration rights to date. Certain changes could result in the confiscation of property by nationalization or expropriation without fair compensation.  We have no plans to diversify our operations or business to any other country and we do not anticipate that we will diversify our operations or business outside of South Africa at any time in the foreseeable future.

Uncertainties as to Title Matters in the Mining Industry:   While we we believe that we hold legal title and rights of ownership to conduct our existing mining operations, any defects in such title may cause us to forfeit our rights in mineral properties and could jeopardize our business operations.  If the title to or our rights of ownership in our properties, prospects and/or claims are challenged or impugned by third parties, or the properties, prospects and/or claims in which we have an interest are subject to prior transfers or claims, such title defects could cause us to loose our rights in such properties.  If we lose our rights in and to any of our mineral properties, we could incur substantial and protracted losses..   In the event that our rights are challenged, we may not have the financial resources to protect and assert our legal claims in such properties.

Governmental Permits and Licenses:  Our current and planned operations require permits and licenses from various governmental authorities. If we are unable to obtain and maintain such requisite permits, licenses and approvals, our business operations and ability to become profitable may be adversely affected.  Such permits and licenses are subject to change in regulations and in various operating circumstances.  We cannot assure you that we will be able to obtain or maintain in force all necessary permits and licenses that may be required to conduct exploration or commence construction or operation of mining facilities at properties to be explored or to maintain continued operations at economically justifiable costs.  Further, certain of our mineral rights and interests are subject to government approvals.  In all such cases such approvals are, as a practical matter, subject to the discretion of the South African government or governmental officials.  No assurance can be given that we will be successful in maintaining or obtaining any or all of such approvals.  Our inability to obtain and maintain the requisite permits, licenses and approvals could materially and adversely affect our operations and ability to become profitable.  In the event of any adverse governmental action against our Company or the permits, licenses, and approvals that we currently hold, we may incur protracted and significant losses which could result in the total loss of the value of our Common Stock. For these and other reasons, a purchaser of our Common Stock must be prepared to accept the total loss of their investment.

Price of Gold:  The revenues that we generate are determined by the quantity of gold we produce and the price of gold.  Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control.  Our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.  Accordingly, the profitability of the Company’s current and future gold mining operations is significantly affected by changes in the market price of gold.  Between January 1, 2008 and December 31, 2008, the “fixed price” for gold on the London Exchange has fluctuated between $712.50 and $1,023.50 per ounce.  Gold prices fluctuate on a daily basis and are affected by numerous factors beyond our control, including:

•         level of interest rates;

•         rate of inflation;

•         central bank sales; and

•         world supply of gold.

Each of these factors can cause significant fluctuations in gold prices.  Such external factors are, in turn, influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has historically fluctuated widely and, depending on the price of gold, revenues from mining operations may not be sufficient to offset the costs of such operations. In that event and if gold prices were to decline to levels that do not allow us to recover our costs, we may incur significant and protracted losses and we may cease operations.  In that event, a holder of our Common Stock would likely lose all or substantially all of their investment.

Foreign Currency:  We sell gold in South Africa in South African Rands.  If applicable currency exchange rates fluctuate, our revenues and results of operations may be materially and adversely affected.  We exclusively sell our gold to The Rand Refinery Ltd. which is a South African corporation and the world’s largest gold refinery.  Such sales are paid for with South African Rands.  We also incur a significant amount of its expenses which are payable in South African Rands.  As a result of the required utilization of the South African Rand, our financial performance is affected by fluctuations in the value of the South African Rand to the U.S. Dollar.  At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

Dependence upon Key Executives and Employees:  Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Michael McChesney.  Mr. McChesney is presently employed by us as our President and Chief Executive Officer.  Mr. McChesney also serves as one of our directors.  If Mr. McChesney and certain other present key executives and employees are unable to perform their duties for any reason, our ability to operate in South Africa will be materially adversely effected.  We do not have a key man life insurance policy on the life of Mr. McChesney or any other key executives and employees and we have no plans to acquire any key man life insurance in the future.

Enforcement of Civil Liabilities:  Substantially all our assets are located outside of the United States, and certain of our directors and officers are resident outside of the United States.  As a result, it may be difficult or impossible to enforce judgments granted by a court in the United States against our assets or our directors and officers residing outside of the United States.

Internal Controls: Effective internal controls are necessary for us to provide reliable financials reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, or lack of resources to properly implement internal controls, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Sarbanes Oxley:  The Sarbanes-Oxley Act of 2002 was enacted in the United States in response to public concerns regarding corporate accountability in connection with recent accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  As a public company, we are required to comply with the Sarbanes-Oxley Act.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  Sarbanes Oxley 404 compliance, is a costly and time-consuming process and there can be no assurance that we will continue to be compliant.  We have limited internal and external resources to devote to maintaining SOX 404 compliance and there can be no assurance that we can maintain compliance.  We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

Our properties are in the form of the right to extract the minerals from such properties (the “mineral rights” or “claims”).  The South African Mineral Act 50 of 1991 defines “claims” as “mineral rights held in the name of the claim holder”.  Under South African Law, a “Mining Title” refers to a claim license which is assigned a license number.

Our properties or mineral rights are all located in the Barberton Greenstone Belt area of the Mpumalanga Province in South Africa.  Unless otherwise indicated in the more detailed description of our properties, we believe that all such properties have adequate access to support our current mining operations.  The required source of power utilized or to be utilized with respect to each of our properties is presently available from the national South African power company.  These properties are owned by our subsidiary corporations; they comprise an area of approximately 13km x 13km and are summarized as follows:

Company	Mining Title Claims
	No. of Claims	Area (acres)
Eastern Goldfields Limited	14,518	21,337
Eastern Goldfields Exploration (Pty) Ltd.	6,772	9,953
Centurion Mining Company (Pty) Ltd.	1,367	2,009
Makonjwaan Imperial Mining Company (Pty) Ltd.	1,040	1,529
Barbrook Mines Limited	4,335	6,372
Total	28,032	41,200

In addition, the above subsidiary companies have 854 acres of surface rights and 67 acres of dump permits on the above properties.

Because of these properties’ proximity to proven geological structures favorable for the concentration of mineralization, we believe that certain of these properties may contain feasible mineralization which will be determined via the earlier described exploration programs.  The following are descriptions of these various properties:

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

Surface Rights and Servitudes

Lily Mine - There are two servitudes the equivalent of easements that allow use of the land belonging to other parties in the area.  These are the canal immediately east of the Lily Mine (Low’s Creek Irrigation Board) and the power line to the South of the Lily Mine (Eskom – the national power company).  The Lily mine and infrastructure are situated on land owned by the State.  We are required to negotiate with the landowner for the surface use of any of this land, even though it is within the boundaries of the Mining License.  While such negotiations have been completed for the current surface land usage and we are confident that the understandings that we have reached, we are subject to the laws of the Republic of South Africa and the legal system governing these land rights.

Water Rights

Lily Mine – We currently have permission to draw 600 cubic meters of water per day from the Shiyalongubu River to service the Makonjwaan processing plant.  An additional extraction point out of the irrigation canal at the Lily mine was also approved and permission obtained to extract a total of 900 cubic meters of water per day to service the Lily mine.

Lily Mine Area

The Lily Mine and its surrounding properties are owned by our subsidiary corporation, Makonjwaan Imperial Mining Company (MIMCO), and are located in the eastern area of these properties.  Located adjacent to a major geological structure known as the Lily fault, this mine has displayed significant gold mineralization over a strike length of 2,000m and a depth of at least to 600m from surface.  The ore body is wide in places (plus 15m) and is known to have concentrations with visible gold.

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

A number of other ore bodies are also owned by our subsidiaries in the vicinity of the Lily Mine, which include the Makonjwaan Mine and the Imperial Mine, both of which have limited immediate potential in that the ore is very refractory.  The acquisition of the nearby Barbrook Mine has altered the focus on exploration since Barbrook processing plant is capable of handling sulphidic/graphitic ores.

The Lily Mine and infrastructure are situated on land owned by the State.  We are required to negotiate with the landowner for the surface use of any of this land, even though it is within the boundaries of the mining title.

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

In terms of the new legislation this license is termed an "old order right" as it was granted in terms of previous legislation.  The MPRD Act requires that all “old order rights” be converted to "new order rights" within the 5 year period from May 2004.  A prerequisite for such conversion is a 15% ownership by BEE participants by 2009 and 26% ownership by 2014.

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

The original Environmental Management Program (“EMP”) for the Lily mine was applicable to the open pit mining operation and thus had to be amended to include future underground mining operations.  This amendment included the submission of a social and a labor plan.  Independent consultants, Earth Science Solutions (“ESS”) were engaged to amend the company's Environmental Management Programme Report (the “EMPR”) and have applied for the necessary conversion.  This amended EMPR was submitted to the local mining authorities on August 28, 2006.  The total cost of compiling and submission of this report was R268,000 (approximately $38,000 at the then exchange rate of 7 Rands to 1 US Dollar).  The amended EMP was approved in June 2007 by the Department of Minerals and Energy.  There are no endangered or rare species of fauna or flora observed or reported during the field assessment survey of the site affected by the Lily mine.

Sheba Hills Area

This area is owned by our subsidiary, Eastern Goldfields Exploration (“EGE”), and contains a large prospective block of ground located to the west of the Lily Mine.  These Sheba Hills Area mineral claims are located in the north central Barberton Mountain Lands, Mpumalanga an approximate 45 minutes drive from the city of Nelspruit.  These claims consist of 36 blocks containing 6,901 base and precious metal claims.  These claims are referred to as the Sheba Hills Claims Group and encompass an area between the currently operational Sheba and Lily gold mines.  These claims are contiguous to claims owned by our subsidiary, Centurion.  The Sheba Hills area covers three major geological structures including the Lily Fault, the Bonanza Fault and the Sheba Fault.

This property has no known mineral deposits but covers three major geological structures including the Lily fault, the Bonanza fault and the Sheba fault.  While this area has not been explored in the past 25 years, the combination of its known geological structures and modern exploration techniques makes this area worthy of exploration.

This area of approximately 4,000 hectares (approximately 10,000 acres) is uninhabited bush of rolling hills and valleys.  Exploration of the area would therefore be uncomplicated and has virtually no effect on other interested or affected parties.  We have planned an extensive exploration program over the next five years involving geochemical and geophysical exploration techniques to be followed up by on site sampling and drilling.  The program will be based on the above mentioned three major geological structures with a view to identifying significant ore bodies.

The nature of ownership of these claims as earlier described does not constitute ownership of the land but are just considered “mineral rights” or “mineral claims”.  These “mineral rights” or “mineral claims” permit the extraction and processing of the ore bodies contained in the areas subject to the claims.  The actual legal ownership of the land resides with the Republic of South Africa.

Historical mineral resources have been estimated for two dormant mines, the Makonjwaan-Imperial Mine and the Bonanza Mine, and a tailing dump within the Sheba Hills area.  The Centurion Tailings Dump, which is comprised of waste rock material from mining at the Bonanza mine, was also evaluated.  The Sheba Hills area also encompasses several gold deposits/dormant mines for which no mineral resources have been declared:  the Golden Mamba, the Lochiel and the Royal Sheba East.  Approximately 1,432 kilograms of gold or 46,000 ounces of gold was produced from these mines.

Centurion Area

These properties are owned by our subsidiary, Centurion Mining Company (Centurion) and are located immediately west of the Sheba Hills area.  The Centurion properties are sandwiched between the Sheba Hills and the renowned Sheba Mine, which contains what we believe may be one of the highest grade orebodies in the world.

The Centurion properties include the dormant Bonanza mine, a medium grade mine with 100,000 ounces of historical production.  This mine, which is adjacent to the neighboring Sheba mine (owned by the Metorex subsidiary, Barberton Mines Limited) will be tested for depth extensions of the orebody.  While it is known that almost all gold deposits in the Barberton greenstone belt continue at depth, the possible extension of the Bonanza mine in depth has never been tested.  Accordingly, the possibility exists to discover significant additions to the Bonanza orebody which, if viable, can be processed at the Centurion mine site where the basic infrastructure currently exists.

Since further orebodies may exist along the Sheba fault, a comprehensive exploration program is planned by the Company on this structure.  In this same area, there are two other major gold producers; the Sheba Mine and the Fairview Mine.

With respect to a contemplated processing facility for the Centurion Area Claims, no planning or feasibility study has been initiated with regard to the development of a processing facility at this location.  Accordingly, we have not identified any estimated costs or projections with this contemplated processing facility.  We have,, however, planned exploration program for this area which is described in more detail elsewhere in this Form 10-K.

Worcester Mine Area

The Worcester Mine is presently a dormant mine owned by our subsidiary, Eastern Goldfields Limited (EGL) and is located in the center of a large block of properties on the Jamestown schist belt in the Barberton Goldfields.  This is the western most property and is surrounded by numerous visible surface gold mineralization or small deposits in the area.

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

The area is comprised of three areas of exploration, namely the Worcester Mine Group, the Jamestown West Group and the Albion Group, covering an area of 8,400 hectares.  The Worcester project contains 16 known deposits, none of which are currently in production.  Of these deposits, only the Worcester mine has been evaluated for resource estimation purposes.

The Worcester mine is a substantial orebody with approximately 200,000 ounces of historical production.  This orebody is approximately 300 meters in length and has been mined to a depth of approximately 200 meters.  Further drilling is planned to fully delineate and evaluate the orebody at depth.

Between 2005 and 2008, we completed a total of 20 diamond drill holes at the Worcester mine to probe the extension of the Worcester Reef below the mined-out workings to a depth of approximately 500 meters below surface.  The results confirmed the down-dip extension of the mineralized zone and contributed to a better understanding of the structural geology of the Worcester mine’s orebody.  Grades returned ranged from 0.52 grams of gold per ton to 6.65 grams of gold per ton. We also carried out a program involving detailed field mapping and compilation of all available mining and geological information pertaining to the Worcester mine.  The drilling results to date confirm the continuity of the Worcester mineralized zone both on strike and in depth.

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

Other Company Properties

Regional reconnaissance exploration is planned for the Company's other mineral rights, including the Golden Valley block of properties sandwiched between the Sheba Mine and the Consort Mine.  This area, consisting of approximately 200 hectares (approximately 500 acres), has not been subjected to modern exploration techniques in the past 25 years.  Our subsidiary, EGL, also owns a narrow block of properties to the southwest of the Sheba Mine, which is largely inaccessible by road and appears to have limited geological potential.  This block of properties of approximately 1,800 hectares will initially be subjected to a reconnaissance exploration program prior to initiating follow up work if results of the preliminary exploration are encouraging.  These properties are also the subject of a license application for conversion to “new mining rights”.

Item 3.       Legal Proceedings

Our recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately $110,000) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately US$745,000) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

Other than the matter discussed above, we are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4.       Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information:  Until July 7, 2008, our common stock was listed for trading with a trading symbol “EGDD” on the “Pink Sheets” ,” market, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities.  On July 7, 2008, the Financial Industry Regulatory Authority ('FINRA') cleared the request of World Trade Financial Corporation of San Diego, California ('WTFC'), a FINRA-registered broker-dealer, to list the Company's common stock on the Over-the-Counter Bulletin Board (OTC BB) market.  All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.  Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from the Pink Sheets (and the Bulletin Board for the period after July 7, 2008), the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2006, December 31, 2007 and 2008 are set forth in the table below:

	Price Range
	High($)	Low($)

Quarter ended 12/31/05 (1)	N/A	N/A
Quarter ended 3/31/06	$5.65	$3.25
Quarter ended 6/30/06	$6.50	$6.50
Quarter ended 9/30/06	$5.25	$5.25
Quarter ended 12/31/06	$6.40	$6.40
Quarter ended 3/31/07	$6.05	$6.05
Quarter ended 6/30/07	$5.90	$5.90
Quarter ended 9/30/07	$5.85	$5.85
Quarter ended 12/31/07	$5.25	$5.25
Quarter ended 3/31/08	$5.00	$5.00
Quarter ended 6/30/08	$4.75	$4.75
Quarter ended 9/30/08	$4.00	$4.00
Quarter ended 12/31/08	$3.50	$3.50

(1)   Quotation information is not applicable prior to December 30, 2004, in that the Company was only listed on the Pink Sheets for trading on December 30, 2004.

Currently, there are six broker-dealers making a market in our common stock.  On March 11, 2009, the closing bid and ask prices of our common stock as published on the OTCBB were $2.45 and $3.50 per share, respectively.

Holders:  As of April 3, 2009, there were approximately 64 holders of record of our Common Stock.

Dividends:   We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on its common stock in the foreseeable future.  The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Nevada Statutes.  The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales:  We had the following stock issuances as described below.  All such shares were sold by the officers and directors of the Company and no underwriters were utilized.

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

5.       On February 16, 2009, 554,228 shares of restricted common stock at $3.00 per share and 554,228 Common Stock Purchase Warrants in the form of a unit security at $3.00 per unit were issued for cash for a total offering of $1,662,684 less offering costs of $29,134 totaling $1,633,550. The issuing of the share certificates is in progress.

Exemption from Registration:  With respect to the issuance of 630,000 common shares listed at 1 above of this Item 5, the issuance of 400,000 common shares listed at 3 above of this Item 5, the issuance of 521,739 common shares listed at 4 above of this Item 5 and the issuance of 554,228 common shares listed at 5 above of this Item 5, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the “Act”) and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the “Nevada Statutes”).

With respect to the issuance of the 2,736,247 common shares listed at 2 above of this Item 5, such issuance was also made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

Basis for Reliance Upon Exemption from Registration: We have relied upon the private placement exemption from registration provided by Section 4(2) of the Securities Act 1933 as amended (the “Act”).  These shares were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering as each person had a pre-existing relationship with one or more officers, directors, and or key employees of the Company.  This offering exemption is available to any issuer but prohibits general solicitation or advertising.  In addition, each purchaser received information regarding the Company that was substantially equivalent to that found in a registration statement.  Each prospective purchaser had full and unrestricted access to the Company, our books, and records, and the opportunity to ask questions of our management and receive answers to their questions.  Further, each purchaser gave us assurances that it was experienced and sophisticated in making investments of this type and that they were able to make the investment decision and could afford the total loss of their investment.

In each instance, each of the share purchasers had access to sufficient information regarding the Company so as allow them to make an informed investment decision.  More specifically, each purchaser signed a Share Purchase Agreement, with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

1.       that they had the ability to bear the economic risks of investing in the shares of the Company;

2.       that they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment;

3.       that they had a certain net worth sufficient to meet the suitability standards of the Company; and

4.       that the Company has made available to them, his counsel and his advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial statements, books and records relative to the Company and an investment in the shares of the Company.

Item 6.       Selected Financial Data

Not required.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

In keeping with our objectives, described in an earlier section, namely pursuing a strategy of growth in our mineral reserves through optimization of current operations, exploration and prudent acquisitions, the following is a summary  of the actions and strategies that we implemented in 2008:

•         Development of the Lily Mine operation

•         Acquisitions

•         Exploration

Lily Mine

The following are forward-looking statements which are subject to risks and uncertainties, as stated on the second page of this Form 10-K.

Our primary focus, to the extent that we are able, is to develop the underground mine at Lily.  Primary development of the initial underground section began in June 2007 and full conversion from open pit mining to underground mining commenced in January 2009.  All of Lily Mine’s gold production since January 2009 is being derived from underground operations.  To date, some 2,400 meters of underground development has been completed.  This underground tonnage will be treated at the current Makonjwaan mill for the next two years.  The acquisition of the nearby Barbrook Mine, discussed below, with a dormant processing plant has altered the original strategy of building a new plant at the Lily Mine site.  The Barbrook processing plant, which is in the process of being refurbished, will be used to process the ore from Lily Mine’s underground mining operation.

If our estimates and operating conditions can be maintained and assuming no interruptions in our plans we anticipate that Lily underground operations may ramp up to full production of around 30,000 tons per month by mid 2010.  If current operating levels can be maintained and if we are successful in meeting the challenges and uncertainties that we face, we expect to produce approximately 14,000 ounces of gold in 2009 for gross revenue of approximately $12,450,000 increasing to approximately 35,000 ounces of gold per year in years 2011 through 2023 for gross annual revenue of approximately $31,400,000 (using a projected gold price of $900/oz.).  These are only estimates and are subject to change and fluctuating market conditions The results of the Bankable Feasibility Study (“BFS”) completed in March 2008, include an estimate that the Lily Mine has a life of at least 15 years based on existing mineral reserves.

The Lily Main Pit opencast operation:

•         Commenced in June 2000 and was closed in October 2006.  During this period, 1,012,000 tonnes were successfully extracted at an average grade of 2.89 grams of gold per ton.

•         The closure of the Lily Main open pit was timed to coincide with extraction of oxidized ore from the Lily East pit.  Mining continued until August 2007 before the pit was closed due to unstable high wall conditions.  During this period a total of 96,347 tons were extracted having an average grade of 2.27 grams of gold per ton.

•         Open pit production commenced at Rosie’s Fortune in July 2007.  This open pit was initially planned to be mined until May 2008 but was found to be sufficiently productive to be continued until December 2008.  A total of 180,572 tonnes were extracted at an average grade of 2.22 grams of gold per ton.

The strategy behind extending open pit mining operations after closure of the Main pit in October 2006 was to maintain cash flow while establishing and preparing the underground workings for production.  This was done with the expectation that the Lily East and Rosie’s Fortune open pit operations would be marginal but profitable.

The following table summarizes the tons milled, gold produced and operating profit (loss) for the life of the open pit operations to December 2008.

Period		Ore Milled	Au Produced		Average Grade Produced		Operating Profit/(loss)
Year	mths	T	Kg	oz	g/t	oz/t	US$
2000/01	9	120,000	240	7,700	1.99	0.062	338,087
2001/02	12	154,000	309	9,900	2.00	0.063	647,117
2002/03	12	153,000	343	11,000	2.36	0.074	1,049,173
2003/04	12	131,000	241	7,700	1.84	0.057	(541,559)
2004	9	116,000	230	7,400	1.98	0.062	(743,916)
2005	12	168,000	398	12,800	2.37	0.074	420,522
2006	12	166,200	377	12,100	2.27	0.071	2,278,341
2007	12	160,000	322	10,400	2.32	0.072	1,660,754
2008	12	154,000	242	7,800	1.58	0.051	846,214
TOTAL		1,322,200	2,702	86,800	2.09	0.064	5,954,733

(1)     Prior to March 31, 2004, 12 month accounting periods were from April 1 to March 31

(2)     2005 represents the first year of change to the accounting period or fiscal year based on a calendar year

The extensive exploration diamond drilling programs completed since 2005 up to the end of 2008 have successfully increased the mineral reserves of the Lily Mine to the extent that a full Bankable Feasibility Study has been completed giving the entire project a very positive NPV and IRR at a conservative medium term gold price of US$800/ounce.  82 diamond drill holes (with wedges), totaling in excess of 28,800 meters of drilling, have increased reserves from 210,000 ounces at the end of 2004 to an estimated 565,000 ounces by the end of 2008.  The discovery cost is remarkably low at an estimated +/-US$2.00 per ounce during this exploration period.

The aim of this extensive drilling exercise was twofold:

•         To extend Mineral Reserves along strike and in depth.  The drilling has successfully identified the mineralized zone over 2,000 meters of horizontal strike to 600 meters of vertical depth below surface.

•         To infill between existing drill intersections in certain areas, thereby upgrading the estimation confidence of the Mineral Reserves within the planned underground section of the extended Lily ore body.

The resultant revised Reserves allow for a Life of Mine of 15 years with a production capacity of 32,000 tons per month.

To the extent that we are able and provided that we can implement our current plans, we anticipate that exploration will continue on the mine property both from surface and later from underground as the mine develops in depth to continue increasing the reserve potential.

There can be no assurance that we will be successful in implementing these plans or the plan of operations described in this Form 10-K.  We face many risks and uncertainties and we have only a limited history of operations.  See Item 1A. “Risk Factors”

Acquisitions

As previously stated elsewhere in this form 10-K and if we are csuccessful in achieving our objectives,, we intend to make strategic acquisitions in the next few years with the objective of increasing our production to 100,000 oz. annually.  In this regard various opportunities are continually being investigated.

Barbrook Mine:  As disclosed in our Form 8-K, on February 21, 2008 we entered into an agreement to purchase Barbrook Mine. This offer was accepted by the seller corporation, Maid 'O The Mist (Proprietary) Limited, a company incorporated in the Republic of South Africa and a subsidiary of Caledonia Mining Corporation Limited (“Caledonia”), a company incorporated in Canada.  The acquisition was completed on May 30, 2008.

The acquisition of Barbrook has had the following twofold positive impact on EGI:

•         The planned underground mining operations at Lily Mine, as reported in the BFS (March 2008), required the construction of a new processing plant on site.  The existing processing plant at Barbrook, once refurbished, will substitute for a new plant.  The purchase price of Barbrook was less than half the budgeted cost for the proposed new plant.  The plant, complete with a large slimes dam, is located less than half the distance from Lily Mine (6 km) than its current operating Makonjwaan plant facility (17 km).

•         Barbrook contains substantial mineralized assets and a well developed underground infrastructure including some 50 km of development and readily accessible areas for mining.  Extensions to the processing plant will be required to treat the metallurgically complicated ore bodies once mining commences at Barbrook. This is currently being investigated.  It is planned to geologically model and re-evaluate Barbrook by commencing exploration and primary development with the objective of bringing Barbrook Mine successfully into initial production in 2010.

Currently and based on the due diligence that we completed to date, we believe that the Barbrook Mines Limited holds title to a Mining Authorization covering an estimated 2,286 hectares which hosts a consolidation of numerous small mines and claims in the historically renowned Barberton gold mining district of South Africa.  Mining at Barbrook commenced in the 1880’s.  In 1996 exploration significantly improved the definition of estimated main ore zones.  Treatment of refractory ores commenced in July 1996 and continued until July 1997.  A total of 166,400 tons of sulphide ore was treated at an average rate of +/-14,000 tons per month.  311 kg of gold was produced at a recovered grade of 1.87g/t.  Both the head grade and metallurgical recovery achieved over this period (~40%) were below target and the mine was put on care and maintenance pending a re-evaluation of the mining method and metallurgical process.

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

Note: Information taken from Venmyn (Pty) Ltd Technical Statement January 2007

Based on the information we have available and provided that current trends continue, we believe that the Barbrook Mine looks promising.  Various metallurgical test work took place between 1997-2007 which showed that improvements to gold recoveries are achievable.  A complete re-evaluation was done in 2002.  At that date, this lead to an estimate of Proven and Probable Ore Reserves amounting to 176,000 tons at an insitu grade of an estimated 6.0 g/t gold.  All quoted Resource and Reserve estimates will be re-evaluated by EGI’s competent staff in time as additional information becomes available

Barbrook has a well established surface infrastructure (plant, workshops, laboratory, tailings dam, etc) and extensive underground development (>50 km).  Access to the mine is via two adits, respectively on 7 and 10 Levels, separated by 150 meters.  No development exists and very little exploration has been completed below 10 Level, which is at surface river elevation.  All ancillary utilities are operational.

If we are successful in obtaining sufficient financing on reasonable terms and assuming that our current assessments and estimates are not later reduced, we intend to further implement our plans for the operation of the Barbrook Mine. However, there can be no assurance that we will be successful in these efforts.

Prospects for the Future - Exploration Other Properties

Geological exploration has continued with positive results on the Worcester project area where continued diamond drilling has successfully identified the continuation of the mineralized zone well below the old workings.  A further 4,180 meters of exploration diamond drilling was completed during 2008, bringing the total amount of core recovered since 2006 to 9,385 meters. The additional drilling was successful in confirming the down-dip extension of the Worcester mineralized zone below the old mine workings.  It is envisaged that this project will proceed to pre-feasibility status during early 2009.

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

We anticipate that the acquisition of Barbrook may also add to the exploration focus in 2009 but we have not made any specific determinations with respect to the extent of the amount of exploration that may be completed in 2009 or the precise time frame for this exploration.

Requirement for Additional Capital

Based on our current estimates and subject to later evaluations that are to be completed by management, we anticipate that our capital requirements can be grouped into three areas:

•         Development of the Lily underground mine and new processing plant

•         Exploration of the company’s minerals rights including extensions to Lily and the Worcester project area

•         Partial financing of acquisitions.

The development of the underground mine at Lily is of primary importance and the capital expenditure is currently estimated at $25 Million.  Breakdown of this estimate is as follows:

US$ million
Repayment of bridging loan (incl. interest) arranged to acquire
100% of the shares in Barbrook Mines	$10
Development of underground mine at the Lily Mine	12
Refurbish and expand Barbrook plant	3
$25

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

Currently, we anticipate that ongoing exploration will continue at the Worcester Mine and the other target locations within our mineral rights.  In most cases we have had encouraging results so far.  But we anticipate that we will likely need to make an estimated $4 Million in additional capital expenditures to achieve the exploration objectives that we have set for the next 12 months.  That estimate may change or increase if further evaluations show that additional expenditures may be needed to fully complete these explorations.

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

If circumstances and opportunities allow, we may make at least one other acquisition in 2009 and will require funds in order to secure such acquisition or to provide initial support for the acquired operation.  An amount of $10 Million has been estimated for this purpose and this estimate may be changed as we complete further reviews in light of new additional information.

Accordingly and to the extent that we are able, we seek to raise additional capital of $25 million for our Lily Mine underground development in the second quarter of 2009 and $4 million for our ongoing exploration program and objectives.  Our current capital raising strategy also calls for us to seek an additional $25 million in new capital for developing underground mining operations at Barbrook Mine.  While we have had discussions with several potential providers of capital, we are not in a position to estimate the form or terms of any such financing arrangement and we cannot give you any assurance that we will successfully complete any financing arrangements or, if we do, that the additional new capital obtained in any financing arrangement can be raised on terms that are reasonable in light of our current circumstances.

But, overall and if favorable conditions allow and if we can achieve our current objectives, our goal is to complete financing arrangements for the Lily Mine and our exploration program in the second quarter of 2009.  For this we seek to raise $29 million.  Accordingly, as an interim step and as part of our capital raising strategy, in 2008 we completed:

a.  Convertible bond facility in March 2008 which raised US$4 million, and

b.  Bridging loan facility in May 2008 of approximately US$10 million.

These interim financings were necessary to implement our plans prior to the main fund raising in the second quarter of 2009.  Given the uncertainties of the marketplace and the challenges that we face, there can be no assurance that our efforts to raise additional new capital will be successful or if we are successful, that we can raise additional capital on terms that are reasonable in light of our current circumstances.

We are obligated to repay Investec the US $10 million bridging loan facility on or before May 29, 2009.  In the event that we are not successful in repaying this loan or re-negotiating the terms of the loan, we may face the loss of our subsidiary and thus our principal business and assets. While we are hopeful that we will be successful in these efforts, we cannot assure you that we will achieve our objectives.  In that event, any investor who acquires our Common Stock can stand to lose all or substantially all of their investment.

Results of Operations for the 12 Months ended December 31, 2008 and 2007

A summary of our operations, which arise only from work at its Lily Mine, for the 12 month period ended December 31, 2008 compared with the same period for 2007 are given below.

Comparative 12 Months - 2008 vs 2007 Operational Results

	2008	2007
Ore Tons Milled	154,000	160,003
Yield – gram per ton	1.58	2.01
Gold Produced – oz	7,800	10,287
Gold Price - $/oz	$885	$703

Total Income*	$6,902	$7,289
Cost of Production*	($6,444)	($5,955)
Operating Income*	$458	$1,334
Operating Expense, net*	($2,879)	($2,738)
Net Loss*	($2,421)	($1,404)

* Expressed in Thousands

Comparative Results for the 12 Months ended December 2008 and 2007

A summary of our comparative operations, which arise only from open pit mining operations at the Lily Mine for the twelve months period ended December 31, 2008 (“Year 2008”) and December 31, 2007 (“Year 2007”) were as follows:

Revenues:  For the 2008 year covering twelve months of commercial production from January 1, 2008 to December 31, 2008, we recorded revenues of approximately $6,902,000 from sales of gold versus revenues of approximately $7,289,000 for the twelve month period from January 1, 2007 to December 31, 2007, which amounted to an decrease of approximately 5%.  The principal factors affecting this deacrease in revenue were as follows:

•         Ore tons milled in Year 2008 was lower than that of Year 2007 at 154,000 tons and yield had dropped by approximately 21% resulting in lower gold production.  Accordingly, 7,800 oz. of gold was sold in Year 2008 as compared with 10,287 oz. of gold sold in Year 2007, a drop of approximately 24%.  This was primarily due to the last remnants of ore taken from the open pit.  The open pit operation was permanently closed in December 2008.

•         However, this reduction in production was compensated primarily by the increase in the price of gold.  Whereas, our 2008 sales averaged $885 per ounce of gold, our 2007 sales have averaged $703 per ounce of gold; an increase in the price of gold of approximately 26%.  This increase enhanced our margins and our results of operations.  However, this increase in the price of gold may or may not be a trend and if it is a trend, we do not know if it will continue.  We are not able to project gold prices and to the extent that gold prices fall in the future, our operations, revenues, profitability, and cash flow will be adversely and significantly impacted for such period of time as lower price levels in the marketplace are maintained.

Cost of Production:  Although ore tons milled in Year 2008 was slightly lower than that Year 2007 at 154,000 tons, overall we experienced higher cost of production.  During Year 2008, we produced 7,800 oz. of gold at a cost $6,444,000, whereas, during Year 2007, we produced 10,287 oz. of gold for $5,955,000.  Accordingly, per ounce cost of production for Year 2008 was $826 whereas per ounce cost of production for Year 2007 was $579; an increase in the per ounce production of gold of 43%.

Principal factors affecting this increase in cost of production were:

•         Increase in diesel price per liter of 11.5% during the First Quarter 2008 and in comparison to diesel price in First Quarter 2007 a 43.7% increase

•         7.5% increase in the plant hire costs effective January 1, 2008

•         Significantly lower tons of ore mined from the open pit as it neared the end of its life

Fuel and oil price increases generally have a negative impact on our margins, cash flow, and profitability.

Operating Expenses for the Year 2008:  Our operating expenses increased to $2,843,000 in Year 2008 from $2,707,000 in Year 2007; an increase of approximately 5%.  Major factor affecting this was increase in our legal and professional costs.

Interest Expense:  Our interest and other financing cost expenses increased substantially to $2,155,352 in Year 2008 from $43,000 in Year 2007.  Major factor affecting this was the accrual of interest charges on the Company’s short-term loan commitments.

Changes in Exchange Rates:  Changes in exchange rates had some impact on the comparability of our results for the Year 2008 versus Year 2007.  The average rates of exchange for the years ended December 31, 2008 and December 31, 2007 were SAR 8.0997 to $1 and SAR 6.9552 to $1, respectively – approximately 16% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same during Year 2008 as that of Year 2007, the results of our operations arising from South African Rand transactions would have been approximately $385,000 higher.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of December 31, 2008 versus December 31, 2007.  The rates of exchange as at December 31, 2008 and December 31, 2007 were SAR 9.3377 to $1 and SAR 6.8616 to $1, respectively – approximately 36% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same in 2008 as that of 2007, our total South African Rand based net assets would have been approximately $4,920,000 higher.  This variation in the main relates to:

•         our property, plant and mine development costs which would have been approximately $10,188,000 higher; and

•         our liabilities which would have been 6,958,000 higher.

Restructuring:  On March 28, 2008 and through our subsidiary, EGSA, we entered into a Convertible Loan Agreement.  The agreement involves EGSA receiving $3,981,932 (32,000,000 SA Rands) of proceeds.  The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA.  If EGSA has been unable to list its ordinary shares with the JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding ordinary shares of EGSA.  Accordingly, the loan balance outstanding at December 31, 2008 includes $395,866 of accrued interest.

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($8,567,145 as of December 31, 2008) six month bridging loan facility (“facility”) from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  On October 30, 2008, this facility was renegotiated and the Company received a commitment letter agreement from Investec.  Under the terms of this agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).

As consideration for the Loan Extension, the Company agreed to the following:

•         To grant Investec 820,000 Common Stock Purchase Warrants for the purchase of 820,000 shares of the Company’s Common Stock at an exercise price equal to the lower of $3.75 per share and the price at which the Company raises equity capital in its next offering;

•         To increase the interest rate on the Existing Loan from Jibar plus 3% to Jibar plus 4%;

•         To confirm that the Company has sufficient working capital for the period through the last date of the Loan Extension;

•         To subordinate all shareholder loans to the Existing Loan;

•         To prohibit the payment of any interest and principal on all shareholder loans;

•         To prohibit further indebtedness without the prior written approval of Investec; and

•         To provide Investec on or before the 5th calendar day of each month, monthly management accounts and an update on the Company’s financing strategy and provide Investec with an opportunity to review the strategy with Investec, upon Investec’s request.

The loan balance outstanding at December 31, 2008 includes $796,952 of accrued interest.

In the event that we breach our obligations to Investec Bank Ltd., we could lose our wholly owned subsidiary and all of our assets and business.

On October 28, 2008, the Company engaged IBK Capital Corporation of Toronto ("IBK") where IBK has agreed to undertake its best efforts to assist the Company in raising up to $10 million in the next three months.  In the event that market conditions allow and if IBK is successful, IBK will be paid a commission on the funds raised and will receive common stock purchase warrants.  In this event, the net proceeds will be used to fund expenditures on the development of the Lily project and for general and corporate working capital purposes.  As of the end of March 2009, IBK was not successful and their appointment was terminated as of April 1, 2009.

On October 13, 2008, The Company retained Collins Stewart LLC of New York (“Collins”) to act as its exclusive financial advisor with respect to a best efforts private placement transaction of up to $22,000,000 of Company securities.  In the event that market conditions allow and if Collins is successful, Collins will be paid at closing for the sale of Securities a U.S. dollar cash fee equal to 6.5% of the proceeds raised and 3.0% of the common stock equivalents underlying the Securities issued in the form of common stock warrants with an exercise price equal to the purchase price of the Securities.

With funds raised and positive cash flow from its ongoing production activities, the Company believes that it will be able to repay the existing Investec bridging loan.  While the Company has not received any commitment from the broker-dealer with respect to raising these additional funds and there can be no assurance that the efforts of Collins will be successful, the Company remains optimistic that if market conditions allow, it may be able to complete one or more of these planned financial transactions on reasonable terms.

On April 14, 2009, the Company received a proposal from AIMS Asset Management Sdn Bhd (“AIMS”) offering the Company the following facilities:

1.       AIMS to purchase the Investec loan in full either by funding EGSA to settle the loan or by directly buying the loan from Investec

2.       The period of the loan assigned to AIMS to be extended for 2 months to end July 2009

3.       EGSA to be owned by a listed holding company on Australian Stock Exchange

4.       Upon satisfaction of imminent listing but prior to listing, AIMS undertakes to convert this loan together with the existing convertible loan into a direct 40% stake in EGSA

This proposal was considered by the Board of Directors of EGI upon receipt and a resolution was passed approving it.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our operations and our securities are subject to a number of substantial risks, including those described below.  If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected.  No attempt has been made to rank these risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere in this Form 10-K, any purchaser of our common stock should also consider the following risk factors:

Risks Related to the Company’s Operations

We require additional funding which may not be available.  If we are unable to obtain necessary financing on acceptable terms, we may have to curtail our current or planned operations:  We require additional funding to implement our business plan.  We terminated our open pit operations at our Lily Mine in December 2008 and commenced production at Lily underground effective January 2009.  Additional capital will be required in order to ramp up full underground.  We also will require still additional funding to explore our other properties. We may seek to obtain such funding for these activities through equity or debt financing, joint ventures or from other sources.  There can be no assurances that we will be able to raise adequate funds on acceptable terms from these or other sources (in light of our current circumstances), which may hinder us from continuing or expanding our operations.

Operational hazards and responsibilities could adversely affect our operations:  Our current operational activities are subject to a number of risks and hazards which include but not limited to the following:

•         environmental hazards;

•         industrial accidents;

•         labor disputes;

•         unusual or unexpected geological or operating conditions;

•         changes in regulatory environment;

•         natural phenomena such as severe weather conditions, floods, earthquakes; and

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

We are not insured against any losses or liabilities that could arise from our operations either because insurance is unavailable or because the premium cost is excessive.  The payment of such liabilities could have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of our assets and operations:  Exploration for gold involves hazards, which could result in us incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards.  We have public liability insurance of $1,500,000, but if we incur uninsured losses or liabilities, the funds available for the implementation of its business plan will be reduced and our assets may be jeopardized.  The payment of such liabilities may have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of our assets and operations.

The Bank Feasibility Study (“BFS”) contain estimates and assumptions regarding the feasibility of our mining operations which may later prove to be inaccurate as additional information becomes available:  While we believe that the BFS was conducted in a responsible fashion and the estimates, assumptions, and methodology of the BFS follows standards that are consistent with industry practice, the amount of Reserves, Proven Reserves, and other projections may be later significantly reduced as we obtain additional information.  The extent of any reduction in these estimates and their magnitude can not be known at this time.  We are aware that estimates in the mining industry can be subject to dramatic changes.  For these reasons, we can not assure you that we will not later discover that our estimates need to be significantly reduced as we complete further work on our mining properties.

Our ability to discover a viable and economic mineral reserve on our properties is subject to numerous factors, most of which are beyond our control and are not predictable.  If we are unable to discover such reserves, it most likely will not be able to establish a profitable commercial mining operation on these properties:  Exploration for gold is speculative in nature, involves significant financial risks and is frequently unsuccessful.  Few properties that are explored are ultimately developed into commercially producing mines.  Our long-term profitability will be, in part, directly related to the cost and success of exploration programs.  Our gold exploration programs entail risks relating to the following:

•         location of economic ore bodies;

•         development of appropriate metallurgical process;

•         receipt of necessary government approvals; and

•         construction of mining and processing facilities at sites chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including, but not limited to, the following:

•         price of gold;

•         exchange rates;

•         particular attributes of the deposit (i.e. size, grade and proximity to infrastructure);

•         financing costs;

•         taxation;

•         royalties;

•         land tenure;

•         land use;

•         water use;

•         availability and cost of power source;

•         importing and exporting gold; and

•         environmental protection.

The effect of these factors and their magnitude cannot be accurately predicted and any one of which could adversely affect our ability to operate.  Further, we have little or no control over these variables.

Our ability to become and remain profitable, should we become profitable, will be dependent on our ability to locate, explore, develop and mine additional properties.  There is intense competition for the acquisition of gold properties.  If we are unable to accomplish this, we most likely will not be able to be profitable on a long-term basis:  Gold properties eventually become depleted or uneconomical to continue mining.  As a result, our long-term success is dependent in large part on its ability to acquire, discover, develop and mine new properties.  The acquisition of gold properties and their exploration and development are subject to intense competition.  There are many larger companies with greater financial resources, larger staff, more experience and more equipment for exploration and development that may be in a better position than us to compete for such mineral properties.  If we are unable to locate, develop and economically mine new properties, we most likely will not be able to be profitable on a long-term basis.  Further, given the competition that we face from these larger companies, we cannot assure you that we can achieve or sustain profitability or if we do, that we can sustain it.

Our property interests are located in South Africa.  The risk of doing business in a foreign country could adversely affect its results of operations and financial condition:  We face risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk.  The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition.  These risks include the following:

•         prevalence of various diseases at the mining sites;

•         security concerns;

•         adverse weather such as rainy season;

•         labor disputes;

•         uncertain or unpredictable political and economic environments;

•         war and civil disturbances;

•         changes in laws or policies;

•         mining policies;

•         monetary policies;

•         unlinking of rates of exchange to world market prices;

•         environmental regulations;

•         labor relations;

•         return of capital;

•         taxation;

•         delays in obtaining or the inability to obtain necessary governmental permits;

•         governmental seizure of land or mining claims;

•         limitations on ownership;

•         institution of laws requiring repatriation of earnings;

•         increased financial costs;

•         import and export regulations; and

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

There are uncertainties as to title matters in the mining industry.  Any defects in such title may cause us to forfeit its rights in mineral properties and could jeopardize its business operations:  If the title to or our rights of ownership in our properties, prospects and/or claims are challenged or impugned by third parties, or the properties, prospects and/or claims in which we have an interest are subject to prior transfers or claims, such title defects could cause us to loose our rights in such properties.  If we lose our rights in and to any of our mineral properties, our business operations could be jeopardized.  We may not have the financial resources to protect and assert our legal claims in such properties.

In the event that we breach our obligations to Investec, we may lose our wholly-owned subsidiary EGSA and thereby lose all of our assets:  While we believe that the financing arrangement with Investec was prudent and appropriate, we have incurred a risk that we are unable to repay Investec the U.S. $10 million bridging loan on or before May 29, 2009 or in the event that we breach our obligations to Investec, Investec has the right to our wholly owned subsidiary, EGSA, and in that event we could lose all of our assets and business.  As a result and in that event, any person who acquires our Common Stock would lose all or substantially all of their investment.

Our current and planned operations require permits and licenses from various governmental authorities.  If we are unable to obtain and maintain such requisite permits, licenses and approvals, our business operations and ability to become profitable may be adversely affected:  Such permits and licenses are subject to change in regulations and in various operating circumstances.  We cannot assure you that we will be able to obtain or maintain in force all necessary permits and licenses that may be required to conduct exploration or commence construction or operation of mining facilities at properties to be explored or to maintain continued operations at economically justifiable costs.  Further, certain of our mineral rights and interests are subject to government approvals.  In all such cases such approvals are, as a practical matter, subject to the discretion of the South African government or governmental officials.  No assurance can be given that we will be successful in obtaining any or all of such approvals.  Our inability to obtain and maintain the requisite permits, licenses and approvals could materially and adversely affect our operations and ability to become profitable.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond the Company’s control.  Our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices:  The profitability of our current and future gold mining operations is significantly affected by changes in the market price of gold.  Between January 1, 2007 and December 31, 2008, the “fixed price” for gold on the London Exchange has fluctuated between $608.40 and $1,011.25 per ounce.  Gold prices fluctuate on a daily basis and are affected by numerous factors beyond our control, including:

•         level of interest rates,

•         rate of inflation,

•         central bank sales; and

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

Gold is sold in South Africa in South African Rands.  If applicable currency exchange rates fluctuate our revenues and results of operations may be materially and adversely affected:  All of the gold that we produce is required to be sold to The Rand Refinery Ltd. which is a South African corporation and the world’s largest gold refinery.  Such sales are paid for with South African Rands.  We also incur a significant amount of our expenses which are payable in South African Rands.  As a result of the required utilization of the South African Rand, our financial performance is affected by fluctuations in the value of the South African Rand to the U.S. Dollar.  At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

Dependence upon Key Executives and Employees:  Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Michael McChesney.  Mr. McChesney is presently employed by us as our President and Chief Executive Officer.  Mr. McChesney also serves as one of our directors.  If Mr. McChesney and certain other present key executives and employees are unable to perform their duties for any reason, our ability to operate in South Africa will be materially adversely effected.  We do not have a key man life insurance policy on the life of Mr. McChesney or any other key executives and employees and we have no present plans to acquire any such policies.

Item 8.       Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The directors and executive officers currently serving EGI are as follows:

Name	Age	Positions Held and Tenure
Michael McChesney	58	Director, President and Chief Executive Officer since October 2005
Tamer Muftizade	56	Director and Chief Financial Officer since October 2005
Dr. William Morton Stear	62	Director and Chief Technical Officer since October 2005
Maurice Emery	55	Director since January 2006
George Kanaan	62	Director since February 2007
Christopher Robbins	38	Director since July 2008
Robert McDermott	64	Director from October 2005 to February 2007
Derrick Short	42	Secretary since October 2005

The Directors named above will serve until the next annual meeting of stockholders, or until their successors have been elected.  Officers serve at the pleasure of the Board of Directors unless such officers have specific employment agreements which provide for a definitive employment term.  The Company presently has employment agreements with its President, its Chief Financial Officer, its Chief Technical Officer and its Secretary each of which had a period of three years commencing January 1, 2006.  These employment agreements have been extended for a period of one year commencing January 1, 2008.

Each of the foregoing persons may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act 1933.  Additionally, one of the minority shareholders of the Company, Zenith Premier Limited, is also deemed to be a “promoter” of the Company.

Biographical Information

Michael McChesney, age 59, has been the Chief Executive Officer and a Director of the Company from October 2005 to the present.  Mr. McChesney was educated in Johannesburg, South Africa where he graduated with a Bachelor of Science degree in Civil Engineering from the University of the Witwatersrand in 1973 and a Bachelor of Science in Mining Engineering from the University of the Witwatersrand in 1975.  Mr. McChesney is a registered Professional Engineer with the Engineering Council of South Africa and is a member of the South African Institute of Mining and Metallurgy.  He has over 30 years of experience in engineering, mine management and corporate management of various South African mining companies.  Mr. McChesney has held various senior positions in mining companies in South Africa including the position as Chief Executive Officer of several mining companies. His responsibilities have included mineral exploration, feasibility studies, engineering design, project management, operations and general management.  Recently Mr. McChesney has been involved in establishing and developing a number of gold mining companies in Southern Africa.  With respect to the previous five years, Mr. McChesney has held the following positions:

        2006 - Present:             Eastern Goldfields, Inc.

                                                Date of Employment:                   January 1, 2006

                                                Job Title:                                       Chief Executive Officer and Director

        1995 - Present:             Cheston Minerals (Pty) Ltd

                                                Date of Employment:                   March 1, 1995

                                                Job Title:                                       Managing Director

Tamer Muftizade, age 56, has been the Chief Financial Officer and a Director of the Company from September 2005 to the present.  Mr. Muftizade was educated in London, England and received a Bachelor of Arts in Accountancy with Honors from the City of London Polytechnic, School of Business Studies in 1974.  Mr. Muftizade is a Chartered Accountant and a Fellow of the Institute of Chartered Accountants in England and Wales with 30 years of experience in international accounting and auditing in both public practice and private industry.  Mr. Muftizade has held a variety of senior positions for clients and employers in both Europe and the Middle East.  He has served as an Audit Manager, an Audit Leader, as Chief Internal Auditor and Chief Financial Officer for various public clients and private employers.  Mr. Muftizade has worked for various oil and gas companies and precious metal resource companies.  Most recently, Mr. Muftizade served as a management and financial consultant to a U.S. corporation, Cresset Precious Metals, Inc., which conducted gold mining operations in Egypt. Mr. Muftizade presently serves as a director of Zenith Premier Ltd. which also is a shareholder of the Company.  With respect to the previous five years, Mr. Muftizade has held the following positions:

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

        2000 - Present:             Zenith Premier Limited

                                                Date of Employment:                  April 26, 2000

                                                Job Title:                                       Management Consultant

                                                Job Title:                                       Chief Financial Officer and Director from May 2005

        2004 - 2005:                 Crystalix Group International, Inc.

                                                Date of Employment:                 July, 2004

                                                Job Title:                                      Chief Financial Officer of European subsidiary

                                                                                                      and a Director of the US corporation.  This

                                                                                                      corporation is a reporting company listed on the

                                                                                                      NASD OTC Bulletin Board and is involved in

                                                                                                      sub-surface laser engraving inside crystal glass

                                                                                                      for the retail, corporate and photographic markets

Dr. William Stear, age 62, has been the Chief Technical Officer and a Director of the Company from October 2005 to the present.  Dr. Stear is a graduate of various universities in South Africa, namely the University of Stellenbosch, the University of the Witwatersrand and the Nelson Mandela Metropolitan University.  His post-graduate qualifications include a Doctorate (PhD) in Sedimentary Geology in 1980, a Master of Science degree, cum laude, in Economic Geology in 1976, a Master of Science degree in Mining Engineering in 1986 and a Master of Philosophy degree, cum laude, in Ancient Cultures in 2006.  Dr. Stear is a registered Natural Scientist with the South African Council for Natural Scientific Professions, a Fellow of the Australasian Institute of Mining and Metallurgy, a Fellow of the South African Institute of Mining and Metallurgy and a Fellow of the Geological Society of South Africa.  He is an internationally acknowledged “Competent Person” which is the professional designation as an “Expert” in his particular professional discipline.  Dr. Stear has more than 35 years of experience in mineral exploration, mining geology and mineral economics, most of which has been in a management and advisory capacity.  Dr. Stear's professional career has included the analysis and planning of gold mining projects.  He has held various senior positions in major mining companies in South Africa, including Exploration Manager and Consulting Mining Geologist.  He also has served on the board of directors of various resource companies.  He has founded and for almost two decades, managed a mineral industry consultancy company which specializes in independent technical and economic evaluations of mining companies and mineral projects.  As an independent consultant he has further developed related expertise in merchant banking and resource investment.  With respect to the previous five years, Dr. Stear has held the following positions:

        2006 - Present:             Eastern Goldfields, Inc.

                                                Date of Employment:                  January 1, 2006

                                                Job Title:                                       Chief Technical Officer and Director

        2005 – 2006:                Willo & Associates cc

                                                Date of Employment:                  March 1, 2005

                                                Job Title:                                       Member (Mining Consultant)

        1997 - 2005:                 Venmyn Rand (Pty) Limited

                                                Date of Employment:                  September 1, 1988

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

                                                Job Title:                                       Deputy Chairman of RMB Resources

        1988 - 1996:                 Rand Merchant Bank Resources (a division of Rand Merchant Bank Ltd.)

                                                Date of Employment:                  April 1, 1996

                                                Job Title:                                       Deputy Chairman of RMB Resources

Maurice Emery, age 55, has been a director of the Company from January 2006 to present.  Mr. Emery is a Swiss Certified Public Accountant.  During his earlier working career in Switzerland, Mr. Emery worked for Union Suisse Assurances, a Swiss insurance company.  He also worked as an accountant for the Basle Cantonal Hospital and for a private real estate management company.  Since 1986 to present Mr. Emery has served as the Managing Director of Kestrel S.A., a Swiss company which provides international trust, company and investment advisory services to a wide variety of international clients that also include various mining companies.  These mining company clients have permitted Mr. Emery to develop specialized experience and expertise in the mining industry.  Mr. Emery has at various times served on the Board of Directors of several public mining companies which are listed on the Johannesburg and London Stock Exchanges.  With respect to the previous five years, Mr. Emery has held the following positions:

        2006 - Present:             Eastern Goldfields, Inc.

                                                Date of Employment:                  January 1, 2006

                                                Job Title:                                       Director

        1986 - Present:             Kestrel S.A.

                                                Date of Employment:                  April 28, 1988

                                                Job Title:                                       Director

George Kanaan, age 62, has been a director of the Company from February 2007 to present.  Mr. Kanaan holds a MSc (Civil Engineering) degree from the Carnegie-Mellon University, Pennsylvania and a MBA degree from the University of Bridgeport, Connecticut.  He was Candidate for the degree of Doctor in Business Administration at the Harvard University Graduate School of Business Administration and was a Registered Professional Engineer in the states of New York and Connecticut.  Mr. Kanaan started his career with Citibank and was appointed as General Manager heading the London branch of Citibank NA/Saudi American Bank from inception.  Mr. Kanaan also headed, as its CEO, the Private Asset Management Company of one of the most prominent members of the Saudi royal family.  With respect to the previous five years, Mr. Kanaan has held the following positions:

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

                                                Job Title:                                       Director

        1997 - Present:             Resource Consolidated Limited

                                                Date of Employment:                  May 1, 1997

                                                Job Title:                                       President.  This corporation is a management consulting  company

Christopher Robbins, age 38, has been a director of the Company from July 2008 to present.  Mr. Robbins holds a BSc (Marketing) degree and a MBA degree (Banking and finance) from Dowling College, Oakdale.  Mr. Robbins has worked as a Market Maker on the Nasdaq OTC marketplace, making equity markets in over 300 issues from large cap to micro-cap.  From Nasdaq, Mr Robbins moved to the floor of the New York Stock Exchange.  Utilizing his experience in finance and as an equity trader Mr. Robbins has focused on private equity investments, in public and private corporations.  With respect to the previous five years, Mr. Robbins has held the following positions:

        2008 - Present:             Eastern Goldfields, Inc.

                                                Date of Employment:                  July 2008

                                                Job Title:                                       Director

        1999 - Present:             Ryan Capital Management

                                                Date of Employment:                  September 1999

                                                Job Title:                                       Executive Vice President

Robert McDermott, age 64, served as a director of the Company from October 2005 to February 2007 when he resigned for personal reasons.

Derrick Short, age 42, has been the Secretary of the Company from October 2005 to the present.  Mr. Short was educated in Pretoria, South Africa where he graduated with a Bachelor of Accounting Science degree from the University of South Africa in 1992.  Mr. Short was initially trained as an auditor after completing his compulsory work experience with a major accounting firm before moving into the mining industry.  He has over 15 years experience in the mining industry and has held various positions including financial, administrative, budgetary control and general management positions.  Most recently Mr. Short has served as the Finance Director for the Company’s South African subsidiaries.  With respect to the previous five years, Mr. Short has held the following positions:

      2007 - Present:             Eastern Goldfields, Inc.

                                                Date of Employment:                  January 1, 2007

                                                Job Title:                                       Corporate Secretary

        1999 – 2005:                Cheston Minerals (Pty) Ltd

                                                Date of Employment:                  February 15, 1999

                                                Job Title:                                       Financial Manager

Compliance with Section 16(a) of The Securities Exchange Act of 1934:  To our knowledge, during the fiscal year ended December 31, 2008, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Meetings And Committees Of The Board:  Our Board of Directors is responsible for the management and direction of our company and for establishing broad corporate policies.  A primary responsibility of the Board is to provide effective governance over our affairs for the benefit of our stockholders.  In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our company.  In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

The Board of Directors and the Audit Committee of the Board meet periodically throughout the year to receive and discuss operating and financial reports presented by our executive officers as reports by experts and other advisors.  The Board held four meetings during the fiscal year ended December 31, 2008.  All directors attended 90% or more of the aggregate meetings.

In fiscal 2008, the Audit Committee, consisting of all of the two members of the Board of Directors, met on one occasions without management present.

Our Board of Directors has no standing nominating committee because this function is handled by the Board of Directors.  Nominees to the Board of Directors are selected by the Board of Directors based on current business and industry knowledge as well as general business knowledge.

Audit Committee and Audit Committee Expert:  The Audit Committee of our Board of Directors consists of Maurice Emery, Committee Chairman, and George Kanaan. The Board of Directors has determined that all two members are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Securities Exchange Act of 1934 (the “Exchange Act”) and (ii) under Section 121B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange or any other national exchange).  The Audit Committee met on one occasion in fiscal 2008.  Both committee members were present at the meeting.

Mr. Emery serves as the financial expert as defined in Securities and Exchange Commission rules on the committee.  We believe Messrs. Shaw, and Kanaan to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee.  The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance (ii) prepare the reports or statements as may be required by the securities laws, (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls, (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management, and (vi) review disclosures by independent accountants concerning relationships with us and the performance of our independent accountants.

Remuneration Committee:  Our Remuneration Committee consists of Messrs. McChesney, Stear and Muftizade.  The principal functions of the Remuneration Committee are to advise and make recommendations to our Board of Directors regarding matters relating to the compensation of directors, officers and senior management.  The Compensation Committee met on one occasion in fiscal 2008.  All committee members were present at the meeting.

Communication with the Board of Directors:  Interested parties wishing to contact our Board of Directors may do so by writing to the following address: Board of Directors, 1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808, Attn: Derrick Short, Secretary.  All letters received will be categorized and processed by Mr. Short and then forwarded to our Board of Directors.

Code of Ethics:  We adopted a Code of Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  The Code of Ethics is referred to in the Corporate Governance section on our Website at www.easterngoldfields.com.  If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

Item 11.     Executive Compensation

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2008 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

(1)     The above listed officers joined the Company in October 2005.  None of these officers received any compensation directly from the Company for fiscal 2005.  No compensation was paid to the previous officers of the Company for the 2003 and 2004 fiscal years.

(2)     All of the above listed officers entered into three-year employment contracts with the Company effective as of January 1, 2006.  All of these employment contracts were extended for one-year effective January 1, 2009.

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

Further and during the year ending December 31, 2008, the Company’s Board of Directors approved annual compensation to the Company’s officers as follows:  (A) $213,000 as cash compensation and $10,000 as directors’ fees to Michael McChesney, the Company’s President and Chief Executive Officer; (B) $171,000 as cash compensation, $10,000 as directors’ fees and 50,000 stock awards to Tamer Muftizade, the Company’s Chief Financial Officer; (C) $180,000 as cash compensation, $10,000 as directors’ fees and 170,000 stock awards to Dr. William Stear, the Company’s Chief Technical Officer; and (D) $156,000 as cash compensation and 15,000 stock awards to Derrick Short, the Company’s Secretary.  All of the compensation paid to the Company’s officers during 2008 was paid pursuant to the terms of the three year employment agreements that the Company entered into with each of them.

Compensation of Non-Executive Directors:  Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Stock Option Plan:  In October 2005, the Company’s Board adopted the 2005 Stock Grant and Option Plan (the “Plan”) in order to provide incentives to Directors, employees and others rendering services to the Company.  During the fiscal years ended December 31, 2008 and December 31, 2007, no stock options were exercised under this Plan.  This Plan authorizes the granting of up to 850,000 stock options to Officers, Directors, employees and consultants.  As of December 31, 2008, 850,000 options have been granted to twelve individuals at an exercise price of $1.50 per share, with options vesting incrementally through October 28, 2008.  The first exercisable date for these options, and, amounting to 33 1/3% of the amount of grant was October 28, 2006.  On October 9, 2008, the Board of Directors approved the extension of the Company's 2005 Stock Option Plan so that, as extended, the 2005 Stock Option Plan shall not expire until October 28, 2010.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of December 31, 2008:

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

(2)      Percentages are based on 9,404,986 common shares issued and outstanding as of April 3, 2009.

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

(7)      This amount represents 360,600 shares held directly by Mr. Ryan.  This amount further includes a total of 315,000 shares held by Ryan Capital Management of which Mr. Ryan is the President and principal shareholder.  This amount still further includes a total of 246,400 shares held by a brokerage firm for the benefit of Mr. Ryan.

(8)      This amount represents 235,000 shares held by Zenith Premier Limited of which Mr. Nadir is the President and principal shareholder.  This amount further includes a total of 426,720 shares held by various brokerage firms for the benefit of Mr. Nadir.  The Company’s Chief Financial Officer, Mr. Tamer Muftizade, also serves as a director of Zenith Premier Limited.  Mr. Muftizade is also a minority shareholder of the same entity.

(9)      Mr. Emery is one of the trustees of the Stirling Trust which is the principal owner of Stirling Nominees Limited.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Services and Support Agreement with Cheston Minerals (Pty) Limited:  On January 1, 2006, the Company entered into a Services and Support Agreement (the “Services Agreement”) with Cheston Minerals (Pty) Limited, a South African corporation (“CPL”).  The President of the Company is the sole shareholder and President of CPL.  CPL had prior to January 1, 2006, a similar agreement with the Company’s subsidiary, Eastern Goldfields Limited (“EGL”).  As earlier described above, the Company elected to continue with this agreement for the remaining three months of fiscal 2005.

Beginning January 1, 2006, the Company entered into this new Services Agreement for a one year period wherein for the monthly payment of $10,000 ($15,000 from July 1, 2006 and $16,000 from July 1, 2007), CPL agreed to provide the Company the following premises, furniture, furnishings, equipment and related services, including but not limited to:

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

Conflicts of Interest with Other Mining Companies:  During 2008, Mr. McChesney resigned from his directorship in Pan African Mining (Pvt) Limited (“Panaf”), a gold producing company incorporated in Zimbabwe.  Panaf is only legally able to sell its gold production to the Reserve Bank of Zimbabwe.  EGI, on the other hand, is not permitted to sell gold to Zimbabwe and is limited to the sale of its production exclusively to the Reserve Bank of South Africa.  Accordingly, we believe that no conflict of interest exists.

Agreement for Consulting Services and Public Relations with Zenith Premier Limited:  On January 1, 2006, the Company entered into an Agreement for Consulting Services and Public Relations (the “Consulting Agreement”) with Zenith Premier Limited, an Irish corporation (“ZPL”).  ZPL and its President, Birol Nadir, are minority shareholders of the Company.  One of ZPL’s directors, Tamer Muftizade, is the Company’s Chief Financial Officer and a Director.  Mr. Muftizade is also a minority shareholder of ZPL.

Beginning January 1, 2006, and for a period of one year, ZPL agreed to provide the Company with corporate advice and various public relations services.  As consideration for these services, the Company has agreed to pay ZPL a monthly fee of $15,000 ($16,500 from July 1, 2006).  This Agreement was terminated on August 31, 2008.

Item 14.     Principal Accounting Fees and Services

All audit and professional services provided by Mendoza Berger & Company (“MBC”), Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us.  The total aggregate fees billed by MBC were $125,000 and $75,000 for the fiscal years ended December 31, 2008 and 2007, respectively.  The following table shows the detailed fees billed to us by MBC for professional services rendered during these fiscal years.

Audit Fees:  Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees:  Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  The Board of Directors considers MBC to be well qualified to serve as our independent public accountants.

The Audit Committee will approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.  This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.  The Audit Committee may review and approve the scope and staffing of the independent auditors’ annual audit plan.

Tax Fees:  This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees:  MBC was paid no other fees for professional services during the fiscal years ended December 31, 2008 and 2007.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)     Financial Statements and Schedules See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Exhibits

23.1	Consent of Mendoza Berger & Company LLP, independent registered public accountants

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

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

Date: April 15, 2009

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

______________________________________________________________________________________

(Signature and Title)

By: /s/ George Elias Kanaan, Director

______________________________________________________________________________________

(Signature and Title)

By: /s/ Christopher Robbins, Director

______________________________________________________________________________________

(Signature and Title)

Date: April 15, 2009

EASTERN GOLDFIELDS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Eastern Goldfields, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Goldfields, Inc. (a Nevada corporation) (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Goldfields, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling more than $10,656,131 and its working capital deficit of $16,907,113 at December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 3 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

Mendoza Berger & Company, LLP

Irvine, California

April 15, 2009

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

Cash	$38,275	$355,148
Inventories (Notes 2 and 4)	357,777	467,254
Prepaid expenses and other current assets	289,222	378,703

Total current assets	685,274	1,201,105

Property, plant, and mine development, net
(Notes 2 and 5)	24,583,241	13,377,800
Other assets	485,522	189,461

Total assets	$25,754,037	$14,768,366

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
Current liabilities:
Accounts payable and other current liabilities	$1,650,370	$1,688,411
Advances from stockholders	110,832	17,485
Short term loans (Note 6)	15,350,549	-
Current portion of long-term liabilities (Note 7)	480,636	202,704

Total current liabilities	17,592,387	1,908,600
Long-term liabilities:
Long term liabilities, net of current portion (Note 6)	1,370,472	641,280
Reclamation and remediation obligation (Notes 2 and 8)	352,974	329,109

Total long-term liabilities	1,723,446	970,389
Commitments and contingencies (Note 9)	-	-
Minority interest (Note 10)	1,178,746	1,592,097

Stockholders’ equity: (Notes 11 and 12)
A Class Preference Shares:
$0.00002 par value, 10,000,000 shares authorized; 2,881,393 shares issued and outstanding at December 31, 2008 and 2007	45	45
Preferred Stock:
$0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and December 31, 2007	-	-
Common Stock:
$0.001 par value, 160,000,000 and 25,000,000 shares authorized; 9,377,986
Shares issued and outstanding at
December 31, 2008 and 2007, respectively	9,378	9,378
Common stock to be issued	440	-
Additional paid in capital	22,914,882	21,008,860
Other comprehensive loss	(2,668,197)	(448,497)
Accumulated deficit	(11,196,876)	(8,235,425)
	9,059,672	12,334,361
Less: Loan to Lomshiyo (Note 9)	(3,800,214)	(2,037,081)
Total stockholders’ equity	5,259,458	10,297,280

Total liabilities and stockholders’ equity	$25,754,037	$14,768,366

                                     See accompanying notes to consolidated financial statements

  F5

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Income:
Sales (Note 2)	$6,902,088	$7,289,335
Other income	387,639	326,023

Total income	7,289,727	7,615,358

Costs and expenses:
Cost of production	6,443,513	5,954,654
Exploration costs	133,059	133,292
Operating expenses	2,843,160	2,706,918

Total costs and expenses	9,419,732	8,794,864

Loss from operations	(2,130,005)	(1,179,506)

Other expenses:
Interest and other financing cost	2,155,352	42,887

Loss before minority interest	(4,285,357)	(1,222,393)
Minority interest (Note 10)	1,323,906	(182,039)

Loss before provision for income taxes	(2,961,451)	(1,404,432)
Provision for income taxes (Note 13)	-	-

Net loss	$(2,961,451)	$(1,404,432)

Net loss per share, basic and diluted	$(0.32)	$(0.15)

Weighted average shares outstanding	9,377,986	9,183,585

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Common Stock to be Issued	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo		Total Stockholders' Equity

Balance at December 31, 2006	8,856,247	$8.856	2,921,393	$45	$-	$17,819,377	$(1,488,651)	$(6,830,993)		$(1,761,315)		$7,747,319
Common stock issued for cash	521,739	522	-	-	-	2,786,078	-	-		-		2,786,600
Common stock issued in	-	-	-	-	-	-	-	-	-		-
exchange for A Class Shares	-	-	(40,000)	-	-	-	-	-		-		-
Common stock options	-	-	-	-	-	403,405	-	-		-		403,405
Accrual of interest income on loan to Lomshiyo	-	-	-	-	-	-	-	-		(275,766)		(275,766)
Net loss	-	-	-	-	-	-	-	(1,404,432)		-		(1,404,432)
Foreign currency translation	-	-	-	-	-	-	1,040,154	-		-		1,040,154
Comprehensive loss												(364,278)
Balance at December 31, 2007	9,377,986	9,378	2,881,393	45	-	21,008,860	(448,497)	(8,235,425)		(2,037,081)		10,297,280
Common stock to be issued for cash (440,225 shares)	-	-	-	-	440	1,320,235	-	-		-		1,320,675
Loan to Lomshiyo	-	-	-	-	-	-	-	-		(2,227,458)		(2,227,458)
Accrual of interest income on loan to Lomshiyo	-	-	-	-	-	-	-	-		(255,794)		(255,794)
Debt issuance costs of warrants	-	-	-	-	-	585,787	-	-		-		585,787
Net loss	-	-	-	-	-	-	-	(2,961,451)		-		(2,961,451)
Foreign currency translation	-	-	-	-	-	-	(2,219,700)	-		720,119		(1,499,581)
Comprehensive loss					-							(4,461,032ccccx)
Balance at December 31, 2008	9,377,986	$9,378	2,881,393	$45	$440	$22,914,882	$(2,668,197)	$(11,196,876)		$(3,800,214)		$5,259,458

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,961,451)	$(1,404,432)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion, and amortization	489,856	676,122
Deferred debt issuance cost of warrants	585,787	-
Stock-based compensation	-	403,405
Minority interest	(413,351)	182,039
Increase in amount due from Lomshiyo	(2,483,252)	(275,766)
Changes in assets and liabilities:
Inventories	109,477	(108,840)
Other assets	(432,879)	(128,378)
Prepaid expenses and other current assets	89,481	(162,881)
Accounts payable and other current liabilities	(38,041)	776,719
Net cash used in operations	(5,054,373)	(42,012)
Cash flows from investing activities:
Purchase of property and equipment	(15,588,816)	(4,824,912)

Net cash used in investing activities	(15,588,816)	(4,824,912)

Cash flows from financing activities:
Advances from stockholders	93,347	11,012
Proceeds from issuance of short-term debt	15,350,549	846,063
Increase in (Repayment of) long-term debt	1,007,124	(117,431)
Proceeds from common stock issued	1,320,675	2,786,600
Net cash provided by financing activities	17,771,695	3,526,244
Effect of exchange rates on cash	2,554,621	592,395
Net decrease in cash	(316,873)	(748,285)
Cash, beginning or period	355,148	1,103,433
Cash, end of period	$38,275	$355,148
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,614,607	$42,887
Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$-	$403,405
Interest income on loan to Lomshiyo	$255,794	$275,766

See accompanying notes to consolidated financial statements

 EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	ORGANIZATION AND HISTORY

Eastern Goldfields, Inc., (the “Company" or "EGI") is the parent company of Eastern Goldfields SA (Proprietary) Limited, (“EGSA”), a corporation organized under the laws of the Republic of South Africa. EGSA conducts all of the Company’s business operations in South Africa through its South African corporation subsidiaries.

Eastern Goldfields, Inc. was originally incorporated under the laws of the State of Nevada on July 15, 1998, under the name of Fairbanks Financial, Inc. The Company was established as a business management, marketing and consulting firm to serve both the emerging and established business entrepreneur. Since its incorporation, the Company has had minimal operations. It redirected its business efforts in late 2005 and on September 23, 2005, following a change in control, it purchased 100% of the issued and outstanding common or ordinary stock of EGSA. On October 1, 2005, the Company’s wholly owned subsidiary, EGSA, acquired, via a share exchange, 100% of the issued and outstanding common or ordinary stock of Eastern Goldfields Limited (“EGL”), a South African gold producer and developer corporation. EGL conducts mining operations in the Barberton Greenstone Belt area of the Mpumalanga Province, South Africa.  On October 25, 2005, the Company changed its corporate name to Eastern Goldfields, Inc. to more accurately reflect its business operations.  On May 30, 2008, EGSA, acquired 100% of the issued and outstanding common or ordinary stock of Barbrook Mines Limited (“Barbrook”), also a South African gold producer and developer corporation.  On December 15, 2008, ownership of Barbrook was placed under EGL.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued for the years ended December 31, 2008 and 2007.  The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the nine months ended September 30, 2008:

	DISCLOSURE FOR RECONCILIATION
	OF BASIC AND DILUTED
	EARNINGS PER SHARE

	For the Twelve Months Ended December 31, 2008

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net loss	$(2,420,706)	9,377,986	$ (0.26)

BASIC AND DILUTED EPS
Income available to common
stockholders	$(2,420,706)	9,377,986	$ (0.26)

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

The Company’s functional currency is the South African Rand.  The Company translates the foreign currency financial statements of its foreign operations by translating balance sheet accounts at the exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date.  Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations.

Exploration Expenses

Exploration costs are charged to operations as incurred.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

As the Company’s open pit operations ceased by end-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the twelve months period ended December 31, 2008.

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

	Fair Value at December 31, 2008
	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$38	$38	$ -	$ -
Other assets	139	139
	$177	$177	$ -	$ -
Liabilities:
Accounts payable and other
current liabilities	$1,650	$1,650	$ -	$ -
Advances from stockholders	110	110	-	-
Short term loans	$15,351	$ -	$15,351	$ -
Long term liabilities	1,851	-	1,851	-
	$18,962	$1,760	$17,202	$ -

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Accounting (Continued)

The Company’s cash and certain other assets are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.  The cash and certain other assets that are valued based on quoted market prices in active markets are primarily money market securities.

The Company’s accounts payable and other current liabilities and advances from stockholders are classified within Level 1 of the fair value hierarchy since they occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

The Company’s short term loans and long term liabilities are classified within Level 2 of the fair value hierarchy since they have a specified (contractual) term.

The total amount of the changes in fair value for the period was included in net loss as a result of changes from December 31, 2007.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.

SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS. 160"). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133". This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The Company is currently evaluating the impact that SFAS 161 will have on its financial position and results of operations.

3.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $2,420,706 and $1,404,432 for the years ended December 31, 2008 and December 31, 2007, respectively. Net cash used in operations for the year ended December 31, 2008 was $5,054,373. The Company also has an accumulated deficit of $10,656,131 and a working capital deficit of $16,907,113 at December 31, 2008.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations.

4.	INVENTORIES

Inventories at December 31 consist of the following:

	2008	2007
Gold in hand Stockpiles Precious metals in process	$146,364 24,154 187,259	$	- 242,921 224,333
	$357,777		$467,254

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5.	PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of December 31, are as follows:

	2008	2007
Land and buildings Mining assets Mine development costs Mining rights Motor vehicles Furniture and equipment Metallurgical plant Plant and equipment Environmental rehabilitation fund	$379,428 4,608,130 24,108,457 966,842 81,404 160.946 4,199,851 50,224 159,026	$91,162 5,839,151 7,344,539 1,489,488 97,738 60,099 1,735,479 214,752 331,827
Less: accumulated depreciation and amortization	34,714,308 (10,131,067)	17,204,235 (3,826,435)
Net property and equipment	$24,583,241	$13,377,800

Depreciation, depletion and amortization expense is $489,856 and $676,122 for the years ended December 31, 2008 and 2007, respectively.

6.     SHORT TERM LOANS

Short term loans at December 31, 2008 consist of the following:

Phoenix Gold Fund and Asian Investment Management Services Ltd Investec Bank Limited Kestrel S.A.	$3,822,724 9,364,097 2,163,728
$15,350,549

There were no short term loans at December 31, 2007.

On March 28, 2008, the Company’s wholly owned subsidiary EGSA entered into a Convertible Loan Agreement (the “Agreement”) with Phoenix Gold Fund and Asian Investment Management Services Ltd, collectively referred to as “the Lenders”.

The Loan amounting to R32 million ($3,426,858 as of December 31, 2008) received on April 18, 2008 is termed as pre-listing funds prior to EGSA’s intended listing on the Johannesburg Stock Exchange within twelve months from the date of this Agreement.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6.     SHORT TERM LOANS (Continued)

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

If EGSA has been unable to list its ordinary shares with the JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding ordinary shares of EGSA.  Accordingly, the loan balance outstanding at December 31, 2008 includes $395,866 of accrued interest. The Company is currently renegotiating the terms of the agreement with the lender.

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($8,567,145 as of December 31, 2008) six month bridging loan facility (“facility”) from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  On October 30, 2008, this facility was renegotiated and the Company received a commitment letter agreement from Investec.  Under the terms of this agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).

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

The loan balance outstanding at December 31, 2008 includes $796,952 of accrued interest.

                                                                                                                                                                             F18

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6.     SHORT TERM LOANS (Continued)

On August 25, 2008, the Company obtained a Swiss Francs 2,200,000 ($2,060,952 as of December 31, 2008) six month loan from a shareholder, Kestrel SA (“Kestrel”), for purposes of working capital requirements.  Interest on the loan is 15% p.a. calculated on the outstanding balance and compounded monthly in arrears.  In addition, on August 22, 2008, the Company entered into a Common Stock Purchase Warrant Agreement with Kestrel whereby Kestrel is entitled to purchase up to Fifty Thousand (50,000) shares of Common Stock (par value $0.001 per share) from the Company upon payment to the Company of Five Dollars ($5.00) per share.  Warrants may be purchased at any time on or after August 20, 2008 but all rights to purchase the Shares and to exercise this Warrant shall expire on August 21, 2011 after which it shall become void and all rights hereunder shall thereupon cease.

The loan balance outstanding at December 31, 2008 includes $104,992 of accrued interest.

7.	LONG TERM LIABILITIES

Long term liabilities as of December 31, are as follows:

	2008	2007
Standard bank vehicle and asset financing Less: current portion	$1,851,108 (480,636)	$843,984 (202,704)
	$1,370,472	$641,280

 F19

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

7.	LONG TERM LIABILITIES (Continued)

Secured by installment sale agreements over certain mining equipment, bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of R547,956 ($58,680), including interest.

      Maturities of the liabilities are as follows:

For the year ending December 31: 2009 2010 2011 2012	$480,626 544,004 585,978 240,500
$1,851,108

8.	RECLAMATION AND REMEDIATION

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

At December 31, 2008 and 2007, $352,974 and $329,109, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2006 Additions, change in estimate and other Liabilities settled Accretion expense	$323,038 6,071 - -
Balance, December 31, 2007 Additions, change in estimate and other Liabilities settled Accretion expense	329,109 23,865 - -
Balance, December 31, 2008	$352,974

                F20

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

9.	COMMITMENTS AND CONTINGENCIES

A first continuing covering bond in the amount of South African Rands 200,000 ($21,418) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($17,563) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President.  This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML.  The term of the agreement is one year and is renewable on an annual basis.  The Company charged $192,000 and $180,000 to operating expense for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2006, the Company entered into an Agreement for Consulting Services and Public Relations with Zenith Premier Limited (“ZPL”), a company in which EGI’s CFO serves as a director.  This agreement covers the investor relation services to be provided by ZPL to EGI.  The agreement requires a monthly payment of $16,500 and was terminated on August 31, 2008.  The Company charged $198,000 to operating expense for each of the years ended December 31, 2008 and 2007.

Our recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately $110,000) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately US$745,000) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

10.	MINORITY INTEREST

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At December 31, 2008 – $1,060,184 and at December 31, 2007 - $1,442,728).  The transaction closed on February 2, 2006.  Further, and upon the acquisition of Barbrook on May 30, 2008, a similar agreement was concluded with Lomshiyo on December 15, 2008 amounting to R20,800,000 ($2,227,458).

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10.	MINORITY INTEREST (Continued)

These two amounts are classified as loans to Lomshiyo and are reflected as a reduction of equity in the Company’s December 31, 2008 and December 31, 2007 consolidated balance sheets.  Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (15% at December 31, 2008 and 14.5% at December 31, 2007).  The note accrues interest and is payable to the Company on January 2, of each year.  A total of $512,572 of accrued interest has been added to the note receivable.  The note is due and payable on December 31, 2010.  The Company’s common stock collateralizes the note receivable.

11.	CAPITAL STOCK

In December 2008, the Company approved a private placement of up to $2,000,000 at a price of $3 per Common Stock and Common Stock Purchase Warrants with an exercise price of $3.  As at December 31, 2008, the private placement had not closed and funds received from subscribers amounted to $1,320,675 representing 440,225 of Common Stock.  Funds received from the subscribers were deposited to an escrow account controlled by Kestrel S.A. which account is in the process of being reconciled.  This private placement was closed on February 16, 2009, with final subscriptions amounting to $1,662,684 representing 554,228 Common Stock.  The issuing of the share certificates is in progress.

12.	STOCK OPTIONS

Employee Stock Options

The Company currently maintains the Eastern Goldfields, Inc. 2005 Stock Plan (“Stock Plan”), approved by stockholders on November 26, 2005, for executives and eligible employees.  Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than 100% of fair market value of the underlying stock at the date of grant.  Options granted under the Company’s stock plan vest over periods ranging from one to three years of the date of the grant and are exercisable over a period of time not to exceed 10 years from grant date.  At December 31, 2008, no shares were available for future grants under the Company’s 2005 Stock Incentive Plan.  On October 9, 2008, the Board of Directors approved the extension of the Company's 2005 Stock Option Plan so that, as extended, the 2005 Stock Option Plan shall not expire until October 28, 2010.

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

12.	STOCK OPTIONS (Continued)

Employee Stock Options (Continued)

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding, beginning of year Granted Exercised Forfeited and expired	850,000 - - -	$1.50 - - -		850,000 - - -	$1.50 - - -
Outstanding, end of year	850,000	$1.50		850,000	$1.50
Options exercisable, end of year Weighted average fair value of options granted during the year	$850,000 -	$1.50	$ $	850,000 -	$1.50

The fair value of the stock options granted (and vested) during the years ended December 31, 2008 and 2007, was approximately $0 and $0 or $0 and $0 per stock option, respectively, and was determined using the Black Scholes option pricing model.  The factors used for the years ended December 31, 2008, were the option exercise price of $1.50 per share, a 3 year life of the options, volatility measure of 43.77% (2007 – 50%), a dividend rate of 0% and a risk free interest rate of 2.10% (2007 - 4.55%).

The following table summarizes information about stock options outstanding at December 31, 2008, with exercise prices less than the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	850,000	0.6	$1.50	850,000	$1.50

As of December 31, 2008, there were approximately $NIL (2007 - $86,000) of unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of 0.6 years.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13.  INCOME TAXES

The Company files tax returns in both South Africa and the United States of America.  The components of the consolidated income tax provision (benefit) for the years ended December 31 are as follows:

	2008		2007
Current Deferred Change in valuation allowance	$	- (8,607,000) 8,607,000	$	- (1,478,000) 1,478,000
Benefit (provision) for income tax		$-		$-

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the years ended December 31 is as follows:

	2008	2007
U.S. tax benefit on continuing U.S. operations Foreign tax benefit from continuing foreign operations Change in valuation allowance	(35%) (29%) 64%	(35%) (29%) 64%
Effective tax rate	-	-

The formula for determining South African mining tax is:

Y = 35-175/X (2004: Y = 37-185/X)

Where Y is the percentage rate of tax payable and X is the ratio of mining profit, after the deduction of redeemable capital expenditure, to mining revenue expressed as a percentage.

As of December 31, 2008 and 2007, the significant components of the Company’s deferred tax assets and liabilities were as follows:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13.	INCOME TAXES (Continued)

	2008	2007
Deferred tax liabilities: Fixed assets	$(3,283,000)	$(1,549,000)
Deferred tax assets: Net operating loss carryforwards Unredeemed capital expenditures	1,433,000 20,177,000	1,558,000 9,711,000
Total deferred tax assets	21,610,000	11,269,000
Total net deferred tax assets Valuation allowance	18,327,000 (18,327,000)	9,720,000 (9,720,000)
Net deferred tax asset	$-	$-

From South African operations, the Company had unredeemed capital expenditures of $20,177,000 as of the year ended December 31, 2008.  The Company had estimated and assessed losses of $9,234,000 as of the year ended December 31, 2008.

The Company had available approximately $1,274,000 of unused U.S. net operating loss carry-forwards at December 31, 2008, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes in 2028. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2006 the Company maintained a valuation allowance for the U.S. and South African deferred tax asset due to uncertainties as to the amount of the taxable income from operations that will be realized.

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction in California and South Africa. The Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2004. No tax returns are currently under examination by any tax authorities.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

14.	ACQUISITION OF BARBROOK MINES LTD

The following is a description of the acquisition of Barbrook Mines Limited:

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

d.    The cost of acquisition for the 100% of the issued ordinary share capital of Barbrook and shareholders loan accounts was South African Rands 70 million (South African Rands 80 million was borrowed, see note 6) which approximated to $9.2 million as of the closing date.  The carrying value of the assets at December 31, 2007 has been written down to reflect the realisable value as per the value of this acquisition.

15.	SUBSEQUENT EVENTS

On February 19, 2009, the Company issued 27,000 shares to the shareholders in connection with the Company's private offering and sale of its Common Stock in October 2006.  Although funds were received, shares were not issued until February 2009.

On October 28, 2008, the Company engaged IBK Capital Corporation of Toronto ("IBK") where IBK has agreed to undertake its best efforts to assist the Company in raising up to $10 million in the next three months.  In the event that market conditions allow and if IBK is successful, IBK will be paid a commission on the funds raised and will receive common stock purchase warrants.  In this event, the net proceeds will be used to fund expenditures on the development of the Lily project and for general and corporate working capital purposes.  As of the end of March 2009, IBK was not successful and their appointment was terminated as of April 1, 2009.