Form 10-K/A
period 2008-12-31
Eastern Goldfields, Inc.
filed 2009-05-04
CIK 1363551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

None

NOTE OF EXPLANATION TO AMENDMENT NO.  1

This Amendment No. 1 to the 2008 Form 10-K for Eastern Goldfields, Inc. is being filed to amend Note 14 to our financial statements with respect to the acquisition of Barbrook Mines, Limited, from Maid ‘O The Mist (Proprietary) Limited, a company incorporated in the Republic of South Africa and a subsidiary of Caledonia Mining Corporation Limited (“Caledonia”), a company incorporated in Canada that we acquired on May 30, 2008.

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

Comparative 12 Months - 2008 vs 2007 Operational Results

	2008	2007
Ore Tons Milled	154,000	160,003
Yield – gram per ton	1.58	2.01
Gold Produced – oz	7,800	10,287
Gold Price - $/oz	$885	$703

Total Income*	$6,902	$7,289
Cost of Production*	($6,444)	($5,955)
Operating Income*	$458	$1,334
Operating Expense, net*	($2,843)	($2,706)
Net Loss*	($2,961)	($1,404)

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

Interest Expense:  Our interest and other financing cost expenses increased substantially to $2,155,000 in Year 2008 from $43,000 in Year 2007.  Major factor affecting this was the accrual of interest charges on the Company’s short-term loan commitments.

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

Date: April 30, 2009

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

Date: April 30, 2009

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

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling more than $11,196,876 and its working capital deficit of $16,907,113 at December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 3 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Common Stock to be Issued	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo		Total Stockholders' Equity

Balance at December 31, 2006	8,856,247	$8.856	2,921,393	$45	$-	$17,819,377	$(1,488,651)	$(6,830,993)		$(1,761,315)		$7,747,319
Common stock issued for cash	521,739	522	-	-	-	2,786,078	-	-		-		2,786,600
Common stock issued in	-	-	-	-	-	-	-	-	-		-
exchange for A Class Shares	-	-	(40,000)	-	-	-	-	-		-		-
Common stock options	-	-	-	-	-	403,405	-	-		-		403,405
Accrual of interest income on loan to Lomshiyo	-	-	-	-	-	-	-	-		(275,766)		(275,766)
Net loss	-	-	-	-	-	-	-	(1,404,432)		-		(1,404,432)
Foreign currency translation	-	-	-	-	-	-	1,040,154	-		-		1,040,154
Comprehensive loss												(364,278)
Balance at December 31, 2007	9,377,986	9,378	2,881,393	45	-	21,008,860	(448,497)	(8,235,425)		(2,037,081)		10,297,280
Common stock to be issued for cash (440,225 shares)	-	-	-	-	440	1,320,235	-	-		-		1,320,675
Loan to Lomshiyo	-	-	-	-	-	-	-	-		(2,227,458)		(2,227,458)
Accrual of interest income on loan to Lomshiyo	-	-	-	-	-	-	-	-		(255,794)		(255,794)
Debt issuance costs of warrants	-	-	-	-	-	585,787	-	-		-		585,787
Net loss	-	-	-	-	-	-	-	(2,961,451)		-		(2,961,451)
Foreign currency translation	-	-	-	-	-	-	(2,219,700)	-		720,119		(1,499,581)
Comprehensive loss					-							(4,461,032)
Balance at December 31, 2008	9,377,986	$9,378	2,881,393	$45	$440	$22,914,882	$(2,668,197)	$(11,196,876)		$(3,800,214)		$5,259,458

See accompanying notes to consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,961,451)	$(1,404,432)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion, and amortization	489,856	676,122
Deferred debt issuance cost of warrants	585,787	-
Stock-based compensation	-	403,405
Minority interest	(413,351)	182,039
Increase in amount due from Lomshiyo	(2,483,252)	(275,766)
Changes in assets and liabilities:
Inventories	109,477	(108,840)
Other assets	(432,879)	(128,378)
Prepaid expenses and other current assets	89,481	(162,881)
Accounts payable and other current liabilities	(38,041)	776,719
Net cash used in operations	(5,054,373)	(42,012)
Cash flows from investing activities:
Purchase of property and equipment	(15,588,816)	(4,824,912)

Net cash used in investing activities	(15,588,816)	(4,824,912)

Cash flows from financing activities:
Advances from stockholders	93,347	11,012
Proceeds from issuance of short-term debt	15,350,549	846,063
Increase in (Repayment of) long-term debt	1,007,124	(117,431)
Proceeds from common stock issued	1,320,675	2,786,600
Net cash provided by financing activities	17,771,695	3,526,244
Effect of exchange rates on cash	2,554,621	592,395
Net decrease in cash	(316,873)	(748,285)
Cash, beginning of period	355,148	1,103,433
Cash, end of period	$38,275	$355,148
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,614,607	$42,887
Supplemental disclosure of non-cash operating,
investing and financing activities:
Stock based compensation	$-	$403,405
Interest income on loan to Lomshiyo	$255,794	$275,766

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the twelve months ended December 31, 2008:

	DISCLOSURE FOR RECONCILIATION
	OF BASIC AND DILUTED
	EARNINGS PER SHARE

	For the Twelve Months Ended December 31, 2008

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net loss	$(2,961,451)	9,377,986	$ (0.32)

BASIC AND DILUTED EPS
Income available to common
stockholders	$(2,961,451)	9,377,986	$ (0.32)

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Fair Value at December 31, 2008
	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$38	$38	$ -	$ -
Other assets	139	139
	$177	$177	$ -	$ -
Liabilities:
Accounts payable and other
current liabilities	$1,650	$1,650	$ -	$ -
Advances from stockholders	110	110	-	-
Short term loans	15,351	-	15,351	-
Long term liabilities	1,851	-	1,851	-
	$18,962	$1,760	$17,202	$ -

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $2,961,451 and $1,404,432 for the years ended December 31, 2008 and December 31, 2007, respectively. Net cash used in operations for the year ended December 31, 2008 was $5,054,373. The Company also has an accumulated deficit of $11,196,876 and a working capital deficit of $16,907,113 at December 31, 2008.

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

On May 30, 2008 EGSA purchased 100% of the issued ordinary share capital of Barbrook Mines Limited (“Barbrook”) from Maid ‘O The Mist (Proprietary) Limited, a company incorporated in the Republic of South Africa and a subsidiary of Caledonia Mining Corporation Limited (“Caledonia”), a company incorporated in Canada. In accordance with the sale agreement, Caledonia also agreed to procure the sale and cession of total amount owing by Barbrook to the Caledonia Group with effect from the closing date. The results of Barbrook’s operations have been included in the consolidated financial statements since that date. The primary reason for this acquisition was that the dormant processing plant of Barbrook will allow the Company to change its original strategy of building a new plant at the Company’s Lily Mine site thereby resulting in substantial reductions in capital expenditure.

The cost of acquisition for the 100% of the issued ordinary share capital of Barbrook and shareholders loan accounts was South African Rands 70 million (South African Rands 80 million was borrowed, see note 6) which approximated to $9.2 million as of the closing date. The carrying value of the assets at December 31, 2007 has been written down to reflect the realizable value as per the value of this asset.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is currently in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                                                                                                                                                 At December 31, 2008

Current assets	$ 79,659
Property, plant and equipment	$ 9,689,355
Total assets	$ 9,769,014
Current liabilities	$(1,440,289)
Total liabilities	$(1,440,289)
Net assets	$ 8,328,725

Property, plant and equipment of $9,689,355 represent the main mine development costs and a metallurgical plant that require repair and renovation before it becomes operative.  No depreciation has been provided on these assets until such time that a bankable feasibility study establishes mineral reserves and a life of mine plan is developed.

15.	SUBSEQUENT EVENTS

On February 19, 2009, the Company issued 27,000 shares to the shareholders in connection with the Company's private offering and sale of its Common Stock in October 2006.  Although funds were received prior to December 31, 2008, shares were not issued until February 2009 .