Form 10-Q
period 2009-03-31
Eastern Goldfields, Inc.
filed 2009-05-20
CIK 1363551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One)

  ☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

______________________________________________________________________
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

On May 11, 2009, 9,932,214 shares of the issuer’s common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Cash	$1,025	$38,275
Inventories (Notes 2 and 4)	473,502	357,777
Prepaid expenses and other current assets	431,853	289,222

	906,380	685,274

Property, plant, and mine development, net
(Notes 2 and 5)	24,223,890	24,583,241
Other assets	539,987	485,522

Total assets	$25,670,257	$25,754,037

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Bank overdraft	$58,012	$-
Accounts payable and other current liabilities	2,149,311	1,650,370
Advances from stockholders	114,150	110,832
Short term loans (Note 6)	15,608,703	15,350,549
Current portion of long-term liabilities (Note 7)	357,725	480,636

Total current liabilities	18,287,901	17,592,387

Long-term liabilities:
Long term liabilities, net of current portion (Note 7)	1,345,455	1,370,472
Reclamation and remediation obligations (Note 8)	346,262	352,974

Total long-term liabilities	1,691,717	1,723,446

Commitments and contingencies (Note 9)	-	-
Minority interest (Note 10)	3,625,298	1,178,746

Stockholders’ equity:
A Class Preference Shares:
$0.00001 par value, 10,000,000 shares authorized; 3,081,393 and 2,881,393 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	32	45
Preferred Stock:
$0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common Stock:
$0.001 par value, 160,000,000 shares authorized; 9,377,986 shares issued and outstanding at March 31, 2009 and December 31, 2008	9,378	9,378
Common stock to be issued	554	440
Additional paid in capital	23,228,201	22,914,882
Accumulated other comprehensive loss	(5,331,453)	(2,668,197)
Accumulated deficit	(11,978,698)	(11,196,876)

	5,928,014	9,059,672
Less: Loan to Lomshiyo (Note 10)	(3,862,673)	(3,800,214)

Total stockholders’ equity	2,065,341	5,259,458

Total liabilities and stockholders’ equity	$25,670,257	$25,754,037

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31,2008
Income: Sales Other income	$1,912,790 138,378	$2,185,015 73,262
Total income	2,051,168	2,258,277
Costs and expenses: Cost of production Exploration costs Operating expenses	1,485,709 - 666,517	1,589,011 - 542,906
Total costs and expenses	2,152,226	2,131,917
Income (Loss) from operations	(101,058)	126,360
Other expenses: Interest Income (Loss) before minority interest Minority interest	654,629	23,714
	(755,687) (26,135)	102,646 (15,397)
Income (Loss) before provision for income taxes Provision for income taxes	(781,822) -	87,249 -
Net income (loss)	$(781,822)	$87,249
Earnings (loss) per share, basic	$(0.08)	$0.01
Earnings (loss) per share, diluted	$(0.08)	$0.01
Weighted average shares outstanding, basic	9,377,986	9,377,986
Weighted average shares outstanding, diluted	9,377,986	9,961,086

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		A Class Preference Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Loan to Lomshiyo	Total Stockholders' Equity

Balance at December 31, 2008 (Audited)	9,377,986	$9,378	2,881,393	$45	$440	$22,914,882	$(2,668,197)	$(11,196,876)	$(3,800,214)	$5,259,458
Common stock to be issued for cash (114,003 shares)	-	-	-	-	114	313,319	-	-	-	313,433
Common stock issued in exchange for A Class Shares	-	-	200,000	3	-	-	-	-	-	3
Accrual of interest income on loan to Lomshiyo	-	-	-	-	-	-	-	-	(134,719)	(134,719)
Net loss	-	-	-	-	-	-	-	(781,822)	-	(781,822)
Foreign currency translation	-	-	-	(16)	-	-	(2,663,256)	-	72,260	(2,591,012)
Comprehensive loss										(3,372,834)
Balance at March 31, 2009 (Unaudited)	9,377,986	$9,378	3,081,393	$32	$554	$23,228,201	$(5,331,453)	$(11,978,698)	$(3,862,673)	$2,065,341

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended March 31, 2009	Ended March 31, 2008

Cash flows from operating activities:
Net income (loss)	$(781,822)	$87,249

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	124,680	135,841
Accrued interest income on Loan Lomshiyo	(134,719)	(72,460)
Minority interest	26,135	15,397
Changes in assets and liabilities:
Increase in inventories	(115,725)	(43,299)
Decrease (Increase) in other assets	-	(154,680)
(Increase) Decrease in prepaid expenses and other current assets	(142,631)	148,849
Increase in bank overdraft	58,012	-
Increase in accounts payable and other current liabilities	498,941	143,446

Net cash provided from (used in) operations	(467,129)	260,343

Cash flows from investing activities:
Purchase of property and equipment	(391,827)	(989,369)

Net cash used in investing activities	(391,827)	(989,369)

Cash flows from financing activities:
Advances from (to) stockholders	3,318	461,738
Repayment of long-term debt	(147,928)	(179,668)
Proceeds from common stock issued	313,433	-

Net cash used in (by) financing activities	168,823	282,070

Effect of exchange rates on cash	652,883	251,665
Net decrease in cash	(37,250)	(195,291)

Cash, beginning of period	38,275	355,148

Cash, end of period	$1,025	$159,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$654,629	$23,714

Supplemental disclosure of non-cash operating,
investing and financing activities:

Accrual of interest income on loan to Lomshiyo	$134,719	$72,460

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K of Eastern Goldfields, Inc. and Subsidiaries for the year ended December 31,  2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjuction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form  10-K.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued for the three months ended March 31, 2009 and 2008.  The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended March 31, 2009:

                                                                                         DISCLOSURE FOR RECONCILIATION

                                                                                                    OF BASIC AND DILUTED

                                                                                                      EARNINGS PER SHARE

                                                                                     For the Three Months Ended March 31, 2009

                                                                                        Income                  Shares                  Per-share

                                                                                        (Numerator)        (Denominator)            Amount

        Net loss                                                                          $(781,822)              9,377,986                    $   (0.08)

        BASIC AND DILUTED EPS

        Income available to common

                stockholders                                                         $(781,822)              9,377,986                    $   (0.08)

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2009, there was no impairment of long-lived assets.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

As the Company’s open pit operations ceased by end-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the three months period ended March 31, 2009.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Expense

Compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, which have since vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, which have vested based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Accounting (Continued)

	Fair Value at March 31, 2009
	(in thousands)

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$1	$1	$-	$-
Other assets	25,669	25,669
	$25,670	$$25,670	$-	$-
Liabilities:
Accounts payable and other
current liabilities	$2,207	$2,207	$-	$-
Advances from stockholders	114	114	-	-
Short term loans	15,966	-	15,966	-
Long term liabilities	1,345	-	1,345	-
	$19,632	$2,321	$17,311	$-

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

The total amount of the changes in fair value for the period was included in net loss as a result of changes from December 31, 2008.

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

            Recent Accounting Pronouncements

In April 23, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP)  Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components:  1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ended June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends FSAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption , and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS no. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No.  141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would used about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

3.         GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $781,822 for the three months ended March 31, 2009.  Net cash used in operations for the three months ended March 31, 2009 was $467,129. The Company also has an accumulated deficit of $11,978,698 and a working capital deficit of $17,381,521 at March 31, 2009.

The items discussed above raise substantial doubt about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its business plan and support its operations. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

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

4.         INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008

Gold in hand	$-	$146,364
Precious metals in process	281,017	187,259
Stockpiles	192,485	24,154

	$473,502	$357,777

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

5.         PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Land and buildings	$372,213	$379,428
Mining assets	4,520,508	4,608,130
Mine development costs	21,823,189	24,108,457
Mining rights	2,964,280	966,842
Motor vehicles	79,856	81,404
Furniture and equipment	157,886	160,946
Metallurgical plant	4,119,993	4,199,851
Plant and equipment	252,127	50,224
Environmental rehabilitation fund	156,004	159,026

	34,446,056	34,714,308
Less: accumulated depreciation	(10,222,166)	(10,131,067)

Net property and equipment	$24,223,890	$24,583,241

Depreciation, depletion and amortization expense is $124,680 and $135,841 for the three months ended March 31, 2009 and 2008, respectively.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

6.         SHORT TERM LOANS

Short term loans at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008

Phoenix Gold Fund and Asian Investment Management Services Ltd	$3,891,304	$3,822,724
Investec Bank Limited	9,549,764	9,364,097
Kestrel S.A.	2,167,635	2,163,728

	$15,608,703	$15,350,549

On March 28, 2008, the Company’s wholly owned subsidiary EGSA entered into a Convertible Loan Agreement (the “Agreement”) with Phoenix Gold Fund and Asian Investment Management Services Ltd, collectively referred to as “the Lenders”.

The Loan amounting to R32 million ($3,361,768 as of March 31, 2009) received on April 18, 2008 is termed as pre-listing funds prior to EGSA’s intended listing on the Johannesburg Stock Exchange within twelve months from the date of this Agreement.

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

If EGSA has been unable to list its ordinary shares with the JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding ordinary shares of EGSA.  Accordingly, the loan balance outstanding at March 31, 2009 includes $529,536 of accrued interest. The Company is currently renegotiating the terms of the agreement with the lender.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

6.         SHORT TERM LOANS (Continued)

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($8,404,421 as of March 31, 2009) six month bridging loan facility (“facility”) from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  On October 30, 2008, this facility was renegotiated and the Company received a commitment letter agreement from Investec.  Under the terms of this agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).

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

The loan balance outstanding at March 31, 2009 includes $1,145,343 of accrued interest.

On August 25, 2008, the Company obtained a Swiss Francs 2,200,000 ($2,061,650 as of March 31, 2009) six month loan from a shareholder, Kestrel SA (“Kestrel”), for purposes of working capital requirements.  Interest on the loan is 15% p.a. calculated on the outstanding balance and compounded monthly in arrears.  In addition, on August 22, 2008, the Company entered into a Common Stock Purchase Warrant Agreement with Kestrel whereby Kestrel is entitled to purchase up to Fifty Thousand (50,000) shares of Common Stock (par value $0.001 per share) from the Company upon payment to the Company of Five Dollars ($5.00) per share.  Warrants may be purchased at any time on or after August 20, 2008 but all rights to purchase the Shares and to exercise this Warrant shall expire on August 21, 2011 after which it shall become void and all rights hereunder shall thereupon cease.  The repayment of the loan was extended to June 30, 2009.

The loan balance outstanding at March 31, 2009 includes $105,985 of accrued interest.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

7.         LONG TERM LIABILITIES

Standard Bank Vehicle and Asset Finance Less: Current portion	$1,703,180 (357,725)
$1,345,455

Secured by installment sale agreements over certain mining equipment, bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of R547,956 ($57,566), including interest.

Maturities of the liabilities are as follows:

For the year ending December 31: 2009 2010 2011 2002	$357,725 533,671 574,895 236,889
$1,703,180

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

At March 31, 2009 $346,262 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2008 Reduction, change in estimate and other Liabilities settled Accretion expense	$352,974 (6,712) - -
Balance, March 31, 2009	$346,262

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

9.         COMMITMENTS AND CONTINGENCIES

A first continuing covering bond in the amount of South African Rands 200,000 ($21,011) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($17,229) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President.  This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML.  The term of the agreement is one year and is renewable on an annual basis.  The Company charged $49,500 to operating expense for the three months ended March 31, 2009.

Our recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately $116,000) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately $783,000) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At March 31, 2009 – $1,040,047).  The transaction closed on February 2, 2006.  Further, and upon the acquisition of Barbrook on May 30, 2008, a similar agreement was concluded with Lomshiyo on December 15, 2008 amounting to R20,800,000 (At March 31, 2009 – $2,185,149).

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

10.       MINORITY INTEREST (Continued)

These two amounts are classified as loans to Lomshiyo and are reflected as a reduction of equity in the Company’s March 31, 2009 consolidated balance sheet.  Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (15% at March 31, 2009).  The note accrues interest and is payable to the Company on January 2, of each year.  A total of $637,477 of accrued interest has been added to the note receivable.  The note is due and payable on December 31, 2010.  The Company’s common stock collateralizes the note receivable.

11.       CONVERTIBLE LOAN

In December 2008, the Company approved a private placement of up to $2,000,000 at a price of $3 per Common Stock and Common Stock Purchase Warrants with an exercise price of $3.  This private placement was closed on March 15, 2009, and funds received from subscribers amounted to $1,633,554 (net of $29,134 in commissions) representing 554,228 of Common Stock.  The issuing of the share certificates is in progress.

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

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

 (Unaudited)

12.       STOCK OPTIONS (Continued)

            Employee Stock Options (Continued)

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding, beginning of the period Granted Exercised Forfeited and expired	850,000 - - -	$1.50 - - -		850,000 - - -	$1.50 - - -
Outstanding, end of the period	850,000	$1.50		850,000	$1.50
Options exercisable, end of year Weighted average fair value of options granted during the period	$833,000 -	$1.50	$ $	550,000 $-	$1.50

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

As of March 31, 2009, there were approximately $NIL of unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of 0.6 years.

13.       COMMON STOCK

On November 21, 2008, the Board of Directors approved the issuance of 300,000 Special Shares to certain employees in payment of the services that the Company had received. Of the total 300,000 Special Shares, 200,000 related to South African employees, and, in accordance with the South African Exchange Regulations, 200,000 Class A Preference Shares in the South African subsidiary EGSA had been issued. The corresponding 200,000 shares in EGI and the balance of 100,000 shares of EGI to non-South African employees are in the process of being issued.

On February 16, 2009, 554,228 shares of restricted common stock at $3.00 per share and 554,228 Common Stock Purchase Warrants in the form of a unit security at $3.00 per unit were issued for cash for a total offering of $1,662,684 less offering costs of $29,134 totaling $1,633,550. These share certificates were issued on May 7, 2009.

14.       SUBSEQUENT EVENT

On April 30, 2009 the Company entered into the Restated Convertible Loan and Option Agreement (the "Restated Agreement") with Asian Investment Management Services, Limited ("AIMS"). The Restated Agreement provides that AIMS will; (A) provide technical and corporate assistance to the Company's subsidiary, EGSA, in connection with EGSA's strategies and objectives; (B) make available additional funds as an "Additional Loan" no later than May 29, 2009 in an amount not to exceed 93,000,000 (South African Rand) to EGSA so as to allow EGSA to pay all amounts due Investec Bank Limited under the Investec Loan and for EGSA to cancel the security given by or on behalf of EGSA to Investec Bank including, but not limited to, the Borrower's Cession and the Guarantee; (C) convert the Additional Loan and the existing convertible loan of March 31, 2008 in the amount of 32,000,000 (South African Rand) that EGSA received from AIMS and the Phoenix Gold Fund (as amended on March 27, 2009) (the "Original Loan"), both consolidated and totaling 125,000,000 (South African Rand) into 40% of the outstanding common shares of either EGSA or such other entity as the parties agree for purposes of the planned listing of the common stock of the Company and its subsidiaries (or such other entity as the Company and AIMS may determine by subsequent agreement) pursuant to the Listing Commitment. The Restated Agreement also grants AIMS a right of first refusal which provides that the Company shall not obtain any additional funding from any other source unless the Company has first offered AIMS the opportunity to provide such additional funding on no less favorable terms and conditions and AIMS has, after thirty days from the date of receipt of notice, declined to exercise its right of first refusal.

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

Item 2. Plan of Operation.

Critical Accounting Policies and Estimates.  Our Plan of Operations section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009

Our strategy, to the extent that we are able, is to grow our mineral reserves through optimization of current operations, exploration and prudent acquisitions.  The following is a summary of the actions and strategies that we implemented in 2008:

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

If our estimates and operating conditions can be maintained and assuming no interruptions in our plans. we anticipate that Lily underground operations may ramp up to full production of around 30,000 tons per month by mid 2010.  If current operating levels can be maintained and if we are successful in meeting the challenges and uncertainties that we face, we expect to produce approximately 14,000 ounces of gold in 2009 for gross revenue of approximately $12,450,000 increasing to approximately 35,000 ounces of gold per year in years 2011 through 2023 for gross annual revenue of approximately $31,400,000 (using a projected gold price of $900/oz.).  These are only estimates and are subject to change and fluctuating market conditions.  The results of the Bankable Feasibility Study (“BFS”) completed in March 2008, include an estimate that the Lily Mine has a life of at least 15 years based on existing mineral reserves.

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

There can be no assurance that we will be successful in implementing these plans or the plan of operations described in this Form 10-Q.  We face many risks and uncertainties and we have only a limited history of operations.  See Item 1A. “Risk Factors”

Acquisitions

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

Requirement for Additional Capital

Based on our current estimates and subject to later evaluations that are to be completed by management, we anticipate that our capital requirements can be grouped into three areas:

  Development of the Lily underground mine and new processing plant;
  Exploration of the company’s minerals rights including extensions to Lily and the Worcester project area; and
  Partial financing of acquisitions.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

A summary of our comparative operations, which arise only from mining operations at the Lily Mine for the three months period ended March 31, 2009 and March 31, 2008 were as follows:

	Three months period ended March 31,
	2009	2008
Ore Tons Milled	35,921	38,365
Yield – grams per ton	1.83	2.02
Gold Sold – oz	2,033	2,378
Gold price - $/oz	$903	$916

Total Income*	$1,913	$2,185
Cost of Production*	($1,486)	($1,589)
Exploration Costs*	Nil	Nil
Operating Income (Loss)*	$427	$596
Operating Expenses, net*	($1,183)	($493)
Minority Interest*	($26)	($16)
Net Income (Loss) *	($782)	$87

* Expressed in Thousands

Comparative Results of the Three Months Ended March 31, 2009 and 2008

Revenues:  For the 2009 period covering three months of commercial production from January 1, 2009 to March 31, 2009 (“First-Quarter 2009”), we recorded revenues of approximately $1,913,000 from sales of gold versus revenues of approximately $2,185,000 for the three month period from January 1, 2008 to March 31, 2008 (the “First-Quarter 2008”), which amounted to a decrease of approximately 12%.  The principal factors affecting this decrease in revenue were as follows:

•         Ore tons milled in the First-Quarter 2009 was lower than that of First-Quarter 2008 at 35,921 tons, yield had dropped by approximately 9% resulting in lower gold production.  Accordingly, 2,033 oz. of gold was sold in First-Quarter 2009 as compared with 2,378 oz. of gold sold in First-Quarter 2008, a drop of approximately 15%.  This was primarily due to change in the nature of production in that First-Quarter 2008 was totally from open pit operations whereas First-Quarter 2009 was the first output obtained from underground mining activity.

•         In 2008 sales averaged $916 per ounce of gold, our 2009 sales averaged $903 per ounce of gold; a decrease in the price of gold of approximately 1%.  However, this decrease in the price of gold may or may not be a trend and if it is a trend, we do not know if it will continue.  We are not able to project gold prices and to the extent that gold prices fall in the future, our operations, revenues, profitability, and cash flow will be adversely and significantly impacted for such period of time as lower price levels in the marketplace are maintained.

Cost of Production:  Ore tons milled in the First-Quarter 2009 was lower than that of First-Quarter 2008 at 35,921 tons.  During the First-Quarter 2009, we produced and sold 2,033 oz. of gold at a cost of $1,486,000, whereas, during the First-Quarter 2008, we produced and sold 2,378 oz. of gold at a cost of $1,589,000.  Accordingly, per ounce cost of production for the First-Quarter 2009 was $731 whereas per ounce cost of production for First-Quarter 2008 was $668; an increase in the per ounce production of gold of 9%.

Principal factor affecting this increase in cost of production were the change over from open pit production to underground production and that the First-Quarter 2009 was the first production from underground mining activities.

Operating Expenses for the First-Quarter 2009:  Our operating expenses increased to $1,183,000 in the First-Quarter 2009 from $493,000 in the First-Quarter 2008; an increase of approximately 240%. A major factor affecting this was an increase in interest charges of $630,000 on the Company’s loan commitments.

Changes in Exchange Rates:  Changes in exchange rates had a significant impact on the comparability of our results for the First-Quarter 2009 versus the First-Quarter 2008.  The average rates of exchange for the interim periods ended March 31, 2009 and March 31, 2008 were SAR 9.4283 to $1 and SAR 7.4990 to $1, respectively – approximately 26% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same during the First-Quarter 2009 as that of First-Quarter 2008, the results of our operations arising from South African Rand transactions would have been approximately $98,000 higher.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of March 31, 2009 versus March 31, 2008.  The rates of exchange as at March 31, 2009 and March 31, 2008 were SAR 9.3378 to $1 and SAR 8.1363 to $1, respectively – approximately 15% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same in 2009 as that of 2008, our total South African Rand based net assets would have been approximately $1,500,000 higher.  This variation in the main relates to:

•         our property, plant and mine development costs which would have been approximately $4,100,000 higher;

•         amount receivable from Lomshiyo would have been $660,000 higher; and

•         our liabilities which would have been 3,400,000 higher.

Restructuring:  On March 28, 2008 and through our subsidiary, EGSA, we entered into a Convertible Loan Agreement.  The agreement involves EGSA receiving $3,981,932 (32,000,000 SA Rands) of proceeds.  The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA.  If EGSA has been unable to list its ordinary shares with the JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding ordinary shares of EGSA.  Accordingly, the loan balance outstanding at March 31, 2009 includes $529,536 of accrued interest.

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

The loan balance outstanding at March 31, 2009 includes $$1,145,343 of accrued interest.

In the event that we breach our obligations to Investec Bank Ltd., we could lose our wholly owned subsidiary and all of our assets and business.

On August 25, 2008, the Company obtained a Swiss Francs 2,200,000 ($2,061,650 as of March 31, 2009) six month loan from a shareholder, Kestrel SA (“Kestrel”), for purposes of working capital requirements.  Interest on the loan is 15% p.a. calculated on the outstanding balance and compounded monthly in arrears.  In addition, on August 22, 2008, the Company entered into a Common Stock Purchase Warrant Agreement with Kestrel whereby Kestrel is entitled to purchase up to Fifty Thousand (50,000) shares of Common Stock (par value $0.001 per share) from the Company upon payment to the Company of Five Dollars ($5.00) per share.  Warrants may be purchased at any time on or after August 20, 2008 but all rights to purchase the Shares and to exercise this Warrant shall expire on August 21, 2011 after which it shall become void and all rights hereunder shall thereupon cease.  The repayment of the loan was extended to June 30, 2009.

The loan balance outstanding at March 31, 2009 includes $105,985 of accrued interest.

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

On December 23, 2008, the Company retained Collins Stewart LLC of New York (“Collins”) to act as its exclusive placement agent with respect to a best efforts private placement transaction of up to $15,000,000 of Company securities.  In the event that market conditions allow and if Collins is successful, Collins will be paid at closing for the sale of Securities a U.S. dollar cash fee equal to 6.5% of the proceeds raised and 3.0% of the common stock equivalents underlying the Securities issued in the form of common stock warrants with an exercise price equal to the purchase price of the Securities.

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

On April 14, 2009, the Company received a proposal from AIMS Asset Management Sdn Bhd (“AIMS”) offering the Company the following facilities:

  AIMS to purchase the Investec loan in full either by funding EGSA to settle the loan or by directly buying the loan from Investec;
  The period of the loan assigned to AIMS to be extended for 2 months to end July 2009;
  EGSA to be owned by a listed holding company on Australian Stock Exchange; and
  Upon satisfaction of imminent listing but prior to listing, AIMS undertakes to convert this loan together with the existing convertible loan into a direct 40% stake in EGSA.

This proposal was considered by the Board of Directors of EGI upon receipt and a resolution was passed approving it.

On April 30, 2009 and subject to our satisfactions of certain conditions, we entered into the Restated Convertible Loan and Option Agreement (the “Restated Agreement”) with Asian Investment Management Services, Limited (“AIMS”).  The Restated Agreement provides that AIMS will; (A)  provide technical and corporate assistance to our subsidiary, EGSA, in connection with EGSA’s strategies and objectives; (B) make available additional funds as an “Additional Loan" no later than May 29, 2009 in an amount not to exceed 93,000,000 (South African Rand) to EGSA so as to allow EGSA to pay all amounts due Investec Bank Limited under the Investec Loan and for EGSA to cancel the security given by or on behalf of EGSA to Investec Bank including, but not limited to, the Borrower’s Cession and the Guarantee (as set forth in the Form 8-K that we filed on April 23, 2008);  (C) convert the Additional Loan and the existing convertible loan of March 31, 2008 in the amount of 32,000,000 (South African Rand) that EGSA received from AIMS and the Phoenix Gold Fund (as amended on March 27, 2009) (the “Original Loan”), both consolidated and totaling 125,000,000 (South African Rand) into 40% of the outstanding common shares of either EGSA or such other entity as the parties agree for purposes of the planned listing of the common stock of the Company and its subsidiaries (or such other entity as we and AIMS may determine by subsequent agreement) pursuant to the Listing Commitment (in that event, we agreed to grant AIMS an option to purchase an additional 10% of the issued share capital of EGSA which shall be exercisable at any time after the date at which all of the conditions set forth above  have been satisfied by us or waived by AIMS but no later than the date at which the common stock of EGSA) (or such other entity as we and AIMS may determine by subsequent agreement), is listed on an acceptable stock exchange (such as the London AIM, the Australian Stock Exchange or such other stock exchange to which AIMS gives its consent). The Restated Agreement also grants AIMS a right of first refusal which provides that the Company shall not obtain any additional funding from any other source (other than Collins Stewart, LLC) unless the Company has first offered AIMS the opportunity to provide such additional funding on no less favorable terms and conditions and AIMS has, after thirty days from the date of receipt of notice, declined to exercise its right of first refusal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our operations and our securities are subject to a number of substantial risks, including those described below.  If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected.  No attempt has been made to rank these risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere in this Form 10-Q, any purchaser of our common stock should also consider the following risk factors:

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

•         other hazards.

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

•         level of interest rate;

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately US$116,000) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately US$783,000) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

Other than the matter discussed above, we are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 1A.  Risk Factors.

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

Qualified Opinion Letter from Accountants:  Our accountants, Mendoza Berger & Co., issued a qualified opinion letter in connection with their audit of our financial statements for the year ending December 31, 2008.  Their qualification, termed a “going concern” qualification, primarily reflected their assessment of the extent of our short-term debt and our obligations to Investec Bank Limited (“Investec”) for the repayment of the bridging loan due for payment on May 29, 2009.  While we anticipated that the “going concern” qualification would be issued (which is common for smaller companies), we have entered into an agreement with Asian Investment Management Services Limited (“AIMS”) (as set forth in our Form 8-K which we filed on May 5, 2009) that provides funds to repay Investec and some additional working capital.  To that extent and if AIMS provides the additional capital set forth in the agreement, we will avoid a default on our obligations to Investec.  However, the terms of the agreement with AIMS requires that we undertake efforts to re-domicile the Company, seek a listing for our Common Stock on an acceptable stock exchange, and fulfill certain other conditions as set forth in our agreement with AIMS.  In all of these matters, we believe that we have prudently addressed the financial needs of the Company, we cannot assure you with certainty that we will obtain the anticipated funds or that we will avoid further financial difficulties in the future.

Impact of Agreement with AIMS:  As of May 13, 2009, we satisfied certain conditions set forth in the Restated Convertible Loan and Option Agreement (the “Restated Agreement”) that we entered into with Asian Investment Management Services Limited (“AIMS”). (A copy of the Restated Agreement with AIMS was filed in our Form 8-K on May 5, 2009.)  The Restated Agreement provides that AIMS could acquire approximately 46% of our outstanding Common Stock.  In that event, our existing stockholders will incur significant dilution with respect to their percentage ownership of the Company resulting from the conversion of the convertible loan that we issued to AIMS and from the exercise of an option acquired by AIMS in accordance with that agreement.  While we believe that the Restated Agreement provided us with the capital needed to meet our obligations to Investec and at a reasonable cost (given current financial market conditions), our obligations to AIMS will significantly impact the control and direction of the Company and will likely reduce and limit the ability of our existing stockholders to influence our corporate affairs.

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

Share Capital:  We have a significant number of shares authorized but unissued.  These shares may be issued without stockholder approval.  Significant issuances of stock would further dilute the percentage ownership of our current stockholders and could likely have an adverse impact on the market price of the common stock.  As of May 12, 2009, we have an aggregate of 150,020,785 shares of Common Stock and 20,000,000 shares of Preferred Stock authorized.  All of such shares of common stock and such shares of preferred stock may be issued without any action or approval by our stockholders.  Further and under the provisions of our Articles of Incorporation, our Board of Directors has the ability, without obtaining stockholder consent, to issue one or more series of preferred stock each with such dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights associated with our common stock. Additionally, we may in the future issue debt securities, secured or unsecured, which may have limitations or restrictions on the payment of dividends and which will have priority in the event of liquidation or dissolution.  As a result, an investor who purchases our common stock may hold legal claims to our assets that will be subordinate to the claims asserted by superior holders.  Finally, any such shares issued would further dilute the percentage ownership of our current stockholders and would likely have an adverse impact on the market price of the common stock.

Lack of Profits and Negative Cash Flow:  During the three months ended March 31, 2009, we recorded a net loss of $781,822 compared to a net income of $87,249 for the three months ended March 31, 2008 and negative cash flow for the three months ended March 31, 2009.  While we believe that if we can successfully implement our business plan and if market and competitive conditions allow, we may achieve profitability and positive cash flow, we can not assure you that we will achieve profitability and positive cash flow or if we do achieve these goals, that we can sustain profitability and positive cash flow in the future.

Extension of Loan & Covenants Granted to Investec:  On October 30, 2008, we entered into an extension of the $10,000,000 bridging loan with Investec Bank Limited.  Under the terms of the loan, we are obligated to pay interest to Investec and repay all principal due to Investec on May 29, 2009.  Further, and in addition to other provisions, we granted Investec 820,000 common stock purchase warrants and agreed to provide Investec with monthly management reports.  In the event that we are not able to repay the full amount of the $10,000,000 loan from Investec on or before the May 29, 2009, then, absent an extension of the loan or some other re-negotiation of the loan, we could stand to lose our principal subsidiary with current business.  While we believe that the agreement extending the existing bridging loan serves our long-term interests, and we believe that we will be successful in repaying the loan on or before the May 29, 2009 date, we can not assure you that we will be successful in repaying the loan as required.  In the event that we are not successful, any holder of the Company’s Common Stock could stand to lose all or substantially all of their investment.

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

Reliance Upon Estimates & Matter of Estimated Reserves:  Our business and the plans described in this Form 10-Q rely, in large measure, upon estimates that we received from others (including those in the Bankable Feasibility Study) used in combination with our own assessments.  While we continue to evaluate the geological information that we use, we cannot assure you that the estimates recited in this Form 10-Q are accurate or that we will not later revise and lower our estimated reserves which may adversely impact our financial performance.  Estimates used in the mining industry can change dramatically and all of our estimates may be revised or reduced on the basis of later received information and estimates.

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

•         other hazards.

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

Uncertainties as to Title Matters in the Mining Industry:   While we believe that we hold legal title and rights of ownership to conduct our existing mining operations, any defects in such title may cause us to forfeit our rights in mineral properties and could jeopardize our business operations.  If the title to or our rights of ownership in our properties, prospects and/or claims are challenged or impugned by third parties, or the properties, prospects and/or claims in which we have an interest are subject to prior transfers or claims, such title defects could cause us to loose our rights in such properties.  If we lose our rights in and to any of our mineral properties, we could incur substantial and protracted losses.  In the event that our rights are challenged, we may not have the financial resources to protect and assert our legal claims in such properties.

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

Sarbanes Oxley:  The Sarbanes-Oxley Act of 2002 was enacted in the United States in response to public concerns regarding corporate accountability in connection with recent accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  As a public company, we are required to comply with the Sarbanes-Oxley Act.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  Sarbanes Oxley 404 compliance is a costly and time-consuming process and there can be no assurance that we will continue to be compliant.  We have limited internal and external resources to devote to maintaining SOX 404 compliance and there can be no assurance that we can maintain compliance.  We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2008, our subsidiary, EGSA, entered into a Convertible Loan Agreement which was completed without the use of an underwriter.  The transaction and the agreements were completed directly without any intermediary.

Through our subsidiary, EGSA, we received net proceeds of $3,361,697 (32,000,000 SA Rands) (based on current exchange rates).

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

On February 16, 2009, 554,228 shares of restricted common stock at $3.00 per share and 554,228 Common Stock Purchase Warrants in the form of a unit security at $3.00 per unit were issued for cash for a total offering of $1,662,684 less offering costs of $29,134 totaling $1,633,550. The share certificates were issued on May 7, 2009.

On April 30, 2009, we entered into the Restated Convertible Loan and Option Agreement (the “Restated Agreement”) with Asian Investment Management Services Limited (“AIMS”).  Under the terms of the Restated Agreement, AIMS agreed to provide funds to allow us to pay our outstanding commitments that we have to Investec Bank Limited (“Investec”) and we also granted AIMS an option to purchase shares of our Common Stock.

In entering into the Restated Agreement with AIMS, we received assurances that:

(1) AIMS had received copies of our 2006, 2007, and 2008 Form 10-K as filed with the U.S. Securities and Exchange Commission, our audited financial statements for each of those years together with other information, business and financial documents, and other disclosures equivalent to that found in a registration statement;

(2) AIMS had a full and unrestricted opportunity to ask questions of the Company’s officers and directors and to receive answers to all such questions;

(3)  AIMS had full and unrestricted access to our corporate books and records;

(4) AIMS is an Accredited Investor who is experienced and sophisticated in investment transactions made with small public companies;

(5) AIMS understood that the securities acquired by AIMS pursuant to the Restated Agreement are “restricted securities” acquired by it for investment purposes only and not with a view toward any resale; and

(6)  the transaction with AIMS as recited in the Restated Agreement was not the product of any general solicitation or advertising but was the result of a pre-existing business relationship.

On this basis, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933.

The proceeds we received under the Restated Agreement are to be used to repay the outstanding balance of the bridging loan that we have with Investec that is due for payment no later than May 29, 2009.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On May 13, 2009, a majority of our stockholders executed an Action by a Majority of the Holders of our Common Stock by Written Consent in lieu of a Meeting (the “Written Consent”).

By the terms of the Written Consent, the holders of a majority of our outstanding Common Stock approved the Restated Convertible Loan and Option Agreement (the “Restated Agreement”) with Asian Investment Management Services Limited (“AIMS”).  The Restated Agreement and its terms and conditions are set forth in our Form 8-K that we filed on May 5, 2009.

We intend to file Schedule 14C with the Commission in the near future and to meet the requirements set forth in Section 14 of the Securities Exchange Act of 1934 and the rules adopted by the Commission there under in connection stockholder actions arising out of this Written Action.

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

                                                                                                EASTERN GOLDFIELDS, INC.

Date:  May 20, 2009                                                                  BY:/s/ Michael Mcchesney
                                                                                        MICHAEL MCCHESNEY
                                                                                        Chief Executive Officer

Date:  May 20, 2009                                                                  BY:/s/ Tamer Muftizade
                                                                                        TAMER MUFTIZADE

                                                                                                        Chief Financial Officer