Form 10-Q
period 2009-06-30
Eastern Goldfields, Inc.
filed 2009-08-19
CIK 1363551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One)

 ☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Address of principal executive offices  -- Zip Code)

(619) 497-2555
Registrant’s telephone number, including area code

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                               Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                         Accelerated filer  

Non-accelerated filer           (Do not check if a smaller reporting company)             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                                       Yes              No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                                                                                                               Yes ☒     No 

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On July 30, 2009, 9,979,215 shares of the issuer’s common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                      June 30, 2009           December 31, 2008

                                                                                  (Unaudited)                    (Audited)

Cash Inventories (Note 4) Prepaid expenses and other current assets	$82,947 493,706 537,101	$38,275 357,777 289,222
Total current assets	1,113,754	685,274
Property, plant, and mine development, net (Notes 5) Other assets	28,448,225 637,867	24,583,241 485,522
Total assets	$30,199,846	$25,754,037

 The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

                                                                                June 30, 2009                December 31, 2008

                                                                           (Unaudited)                          (Audited)

Current liabilities: Accounts payable and other current liabilities Advances from stockholders Short term loans (Note 6) Current portion of long-term liabilities (Note 7)	$2,308,857 268,250 19,162,828 297,908	$1,650,370 110,832 15,350,549 480,636
Total current liabilities	22,037,843	17,592,387
Long-term liabilities: Long term liabilities, net of current portion (Note 7) Reclamation and remediation obligations (Note 8)	1,675,090 425,766	1,370,472 352,974
Total long-term liabilities	2,100,856	1,723,446
Commitments (Note 9)	-	-

Eastern Goldfields, Inc. stockholders’ equity:

A Class Preference Shares:

$0.00001 par value, 10,000,000 shares authorized; 3,081,393 and 2,881,393 shares issued and outstanding at June 30, 2009 and December 31, 2008

Preferred Stock:

   $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008

Common Stock:

$0.001 par value, 160,000,000 shares authorized; 9,979,215 and 9,377,986 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively

Common stock to be issued

Additional paid in capital

Other comprehensive loss

Accumulated deficit

	40 - 9,979 300 24,157,901 (5,016,598) (12,658,951)	45 - 9,378 440 22,914,882 (2,668,197) (11,196,876)
Less: Loan to Lomshiyo (Note 10)	6,492,671 (4,894,959)	9,059,672 (3,800,214)
Total Eastern Goldfields, Inc. stockholders’ equity	1,597,712	5,259,458
Noncontrolling interest (Note 10)	4,463,435	1,178,746
Total equity	6,061,147	6,438,204
Total liabilities and stockholders’ equity	$30,199,846	$25,754,037

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Income: Sales Other income	$2,153,909 1,495,493	$2,075,850 135,784	$4,066,699 1,633,871	$4,260,865 209,046
Total income	3,649,402	2,211,634	5,700,570	4,469,911
Costs and expenses: Cost of production Exploration costs Operating expenses	2,114,997 - 1,743,493	2,128,424 131,279 686,011	3,600,706 - 2,410,010	3,717,435 131,279 1,228,917
Total costs and expenses	3,858,490	2,945,714	6,010,716	5,077,631
Income (Loss) from operations	(209,088)	(734,080)	(310,146)	(607,720)
Other expenses: Interest Income (Loss) before noncontrolling interest Noncontrolling interest	505,132	54,273	1,159,761	77,987
	(714,220) 33,967	(788,353) 15,397	(1,469,907) 7,832	(685,707) -
Income (Loss) before provision for income taxes Provision for income taxes	(680,253) -	(772,956) -	(1,462,075) -	(685, 707) -
Net income (loss) attributable to Eastern Goldfields, Inc Shareholders	$(680,253)	$(772,956)	$(1,462,075)	$(685,707)
Net income (loss) per share attributable to Eastern Goldfields, Inc common shareholders, basic	$(0.07)	$(0.08)	$(0.15)	$(0.07)
Net income (loss) per share attributable to Eastern Goldfields, Inc common shareholders, diluted	$(0.07)	$(0.08)	$(0.15)	$(0.07)
Weighted average Eastern Goldfields, Inc. shares outstanding, basic	9,979,215	9,377,986	9,979,215	9,377,986
Weighted average Eastern Goldfields, Inc. shares outstanding, diluted	9,543,159	9,377,986	9,461,029	9,377,986

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

	Common Stock		A Class Preference
			Shares
					Common		Accumulated Other			Total
	Number of	Par	Number of	Par	Stock to be	Additional Paid-in	Comprehensive	Accumulated	Loan to	Stockholders'
	Shares	Value	Shares	Value	Issued	Capital	Loss	Deficit	Lomshiyo	Equity

Balance at December 31, 2008 (Unaudited)	9,377,986	$9,378	2,881,393	$45	$440	$22,914,882	$(2,668,197)	$(11,196,876)	$(3,800,214)	$5,259,458

Common stock issued	601,229	601			(440)	313,319				313,480
Common stock to be issued for services rendered (300,000 shares)					300	929,700				930,000

Common stock issued in exchange for A Class Shares			200,000	3						3

Accrual of interest income on loan to Lomshiyo									(294,747)	(294,747)

Net loss including non-controlling interest							(2,348,401)	(1,462,075)		(3,810,476)

Foreign currency translation				(8)					(799,998)	(800,006)
Comprehensive loss										(4,610,482)
Balance Eastern Goldfields, Inc.’s equity at June 30, 2009 (Unaudited)	9,979,215	9,979	3,081,393	40	300	24,157,901	(5,016,598)	(12,658,951)	(4,894,959)	1,597,712

Non-controlling Interest	-	-	-	-	-	-	-	-	-	4,463,435

Balance at June 30, 2009 (Unaudited)	9,979,215	9,979	3,081,393	$40	$300	$24,157,901	$(5,016,598)	$(12,658,951)	$(4,894,959)	$6,061,147

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended June 30, 2009	Ended June 30, 2008

Cash flows from operating activities:
Net loss including noncontrolling interest	$(1,462,075)	$(685,707)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	274,993	382,982
Accrued interest income on Loan Lomshiyo	(294,747)	(202,750)
Noncontrolling interest	26,135	-
Common stock issued for services	930,000	-
Changes in assets and liabilities:
Increase in inventories	(135,929)	(29,949)
Increase in prepaid expenses and other current assets	(247,879)	(198,807)
Increase in accounts payable and other current liabilities	658,487	441,353

Net cash used in operations	(284,982)	(292,878)

Cash flows from investing activities:
Purchase of property and equipment	(983,404)	(12,975,651)
Capitalized costs	-	(517,691)

Net cash used in investing activities	(983,404)	(13,493,342)

Cash flows from financing activities:
Advances from (to) stockholders	157,418	(17,485)
Proceeds from long-term debt	1,302,880	15,566,916
Proceeds from common stock to be issued	313,480	-

Net cash provided by financing activities	1,773,778	15,549,431

Effect of exchange rates on cash	(494,687)	(870,459)
Net increase (decrease) in cash	44,672	892,752
Cash, beginning of period	38,275	355,148
Cash, end of period	$82,947	$1,247,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,159,761	$77,987

Supplemental disclosure of non-cash operating,
investing and financing activities:
Accrual of interest income on loan to Lomshiyo	$294,747	$202,750

Common stock issued for services	$930,000	$-

The accompanying notes are an integral part of these consolidated financial statements

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K of Eastern Goldfields, Inc. and Subsidiaries for the year ended December 31,  2008.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form  10-K.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.  Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued for the six months ended June 30, 2009 and 2008.  The weighted average number of outstanding shares includes the common stock as well as the A Class Preference Shares, as the holders of the A Class Preference Shares have the same rights and entitlements as those attached to the common stock.  The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the six months ended June 30, 2009:

	For the Six Months Ended June 30, 2009

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net loss	$(1,462,015)	9,979,215	$ (0.15)

BASIC AND DILUTED EPS
Income available to common
stockholders	$(1,462,015)	9,979,215	$ (0.15)

DILUTED EPS
Income available to common
stockholders	$(1,462,015)	9,461,029	$ (0.15)

Income Taxes

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the six months ended June 30, 2009, there was no impairment of long-lived assets.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

As the Company’s open pit operations ceased by end-2008, the Company did not measure and recognize production stage deferred stripping costs and credits for the six months period ended June 30, 2009.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Accounting (Continued)

	Fair Value at June 30, 2009
	(in thousands)

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$83	$83	$-	$-
Other assets	30,117	30,117
	$30,200	$$30,200	$-	$-
Liabilities:
Accounts payable and other
current liabilities	$2,308	$2,308	$-	$-
Advances from stockholders	268	268	-	-
Short term loans	19,163	-	19,163	-
Long term liabilities	1,972	-	1,972	-
	$23,711	$2,576	$21,135	$-

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In May 2008, the FASB issued SFAS No. 162 ("FAS 162"), The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States of America. FAS 162 was effective on November 13, 2008. The adoption of FAS 162 did not have a material impact on the Company's consolidated financial statements. FAS 162 was superseded by FAS 168.

In June 2009, the FASB issued SFAS No. 168 ("FAS 168"), The FASB Accounting Standards Codification. FAS 168 is effective for financial statements issued for annual and interim periods beginning after September 15, 2009. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The adoption of FAS 168 is not expected to have a material effect on the Company's financial statements.

3.         GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained net losses of $1,462,075 for the six months ended June 30, 2009.  Net cash used in operations for the six months ended June 30, 2009 was $284,982. The Company also has an accumulated deficit of $12,658,951 and a working capital deficit of $20,924,089 at June 30, 2009.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

4.         INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008

Gold in hand	$-	$146,364
Precious metals in process	218,294	187,259
Stockpiles	275,413	24,154

	$493,707	$357,777

5.         PROPERTY, PLANT AND MINE DEVELOPMENT

Major classes of property, plant, and mine development as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008

Land and buildings	$457,705	$379,428
Mining assets	6,845,872	4,608,130
Mine development costs	26,050,185	24,108,457
Mining rights	1,166,305	966,842
Motor vehicles	98,198	81,404
Furniture and equipment	194,150	160,946
Metallurgical plant	5,066,298	4,199,851
Plant and equipment	222,708	50,224
Environmental rehabilitation fund	279,163	159,026

	40,380,584	34,714,308
Less: accumulated depreciation	(11,932,359)	(10,131,067)

Net property and equipment	$28,448,225	$24,583,241

Depreciation, depletion and amortization expense is $274,993 and $382,982 for the six months ended June 30, 2009 and 2008, respectively.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

6.         SHORT TERM LOANS

Short term loans at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008

Phoenix Gold Fund and Asian Investment Management Services Ltd	$16,874,526	$0 3,822,724
Investec Bank Limited	-	9,364,097
Kestrel S.A.	2,288,302	2,163,728

	$19,162,828	$15,350,549

On March 28, 2008, the Company’s wholly owned subsidiary EGSA entered into a Convertible Loan Agreement (the “Agreement”) with Phoenix Gold Fund and Asian Investment Management Services Ltd, collectively referred to as “the Lenders”.

The Loan amounting to R32 million ($4,133,833 as of June 30, 2009) received on April 18, 2008 is termed as pre-listing funds prior to EGSA’s intended listing on the Johannesburg Stock Exchange within twelve months from the date of this Agreement.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

6.         SHORT TERM LOANS (Continued)

On April 30, 2009 the Company entered into the Restated Convertible Loan and Option Agreement (the "Restated Agreement") with Asian Investment Management Services, Limited ("AIMS"). The Restated Agreement provides that AIMS will; (A) provide technical and corporate assistance to the Company's subsidiary, EGSA, in connection with EGSA's strategies and objectives; (B) make available additional funds as an "Additional Loan" not later than May 29, 2009 in an amount not to exceed 93,000,000 (South African Rand) to EGSA so as to allow EGSA to pay all amounts due Investec Bank Limited under the Investec Loan and for EGSA to cancel the security given by or on behalf of EGSA to Investec Bank including, but not limited to, the Borrower's Cession and the Guarantee; (C) convert the Additional Loan and the existing convertible loan of March 31, 2008 in the amount of 32,000,000 (South African Rand) that EGSA received from AIMS and the Phoenix Gold Fund (as amended on March 27, 2009) (the "Original Loan"), both consolidated and totaling 125,000,000 (South African Rand) into 40% of the outstanding common shares of either EGSA or such other entity as the parties agree for purposes of the planned listing of the common stock of the Company and its subsidiaries (or such other entity as the Company and AIMS may determine by subsequent agreement) pursuant to the Listing Commitment. The Restated Agreement also grants AIMS a right of first refusal which provides that the Company shall not obtain any additional funding from any other source unless the Company has first offered AIMS the opportunity to provide such additional funding on no less favorable terms and conditions and AIMS has, after thirty days from the date of receipt of notice, declined to exercise its right of first refusal.  In association with the listing commitment in the Restated Agreement for the option to convert the loans into 40% of the outstanding common shares, the Company received a one time fee of $1,300,00.

The loan balance outstanding at June 30, 2009 of 16,874,526 includes $449,602 of accrued interest.

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($8,404,421 as of March 31, 2009) six month bridging loan facility (“facility”) from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  On October 30, 2008, this facility was renegotiated and the Company received a commitment letter agreement from Investec.  Under the terms of this agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).  The facility was repaid on May 29,2009.

On August 25, 2008, the Company obtained a Swiss Francs 2,200,000 ($2,061,650 as of March 31, 2009) six month loan from a shareholder, Kestrel SA (“Kestrel”), for purposes of working capital requirements.  Interest on the loan is 15% p.a. calculated on the outstanding balance and compounded monthly in arrears.  In addition, on August 22, 2008, the Company entered into a Common Stock Purchase Warrant Agreement with Kestrel whereby Kestrel is entitled to purchase up to Fifty Thousand (50,000) shares of Common Stock (par value $0.001 per share) from the Company upon payment to the Company of Five Dollars ($5.00) per share.  Warrants may be purchased at any time on or after August 20, 2008 but all rights to purchase the Shares and to exercise this Warrant shall expire on August 21, 2011 after which it shall become void and all rights hereunder shall thereupon cease.  The repayment of the loan was extended to December 31, 2009.

The loan balance outstanding at June 30, 2009 of 2,288,302  includes $157,257 of accrued interest.

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

7.         LONG TERM LIABILITIES

        Long term liabilities as of June 30, 2009, are as follows:

	June 30, 2009	December 31, 2008

Standard bank vehicle and asset financing	$1,972,998	$1,851,108
Less: current portion	(297,908)	(480,636)
	$1,675,090	$1,370,472

Secured by installment sale agreements over certain mining equipment, bearing interest at the prime bank overdraft rate less 1% and repayable in monthly installments of R520,959 ($67,299), including interest.

Maturities of the liabilities are as follows:

For the year ending December 31: 2009 2010 2011 2012	$357,725 533,671 574,895 208,799
$1,675,090

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

At June 30, 2009 $425,768 were accrued for reclamation obligations relating to currently or recently producing mineral properties.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance, December 31, 2008 Reduction, change in estimate and other Liabilities settled Accretion expense	$352,974 72,794 - -
Balance, June 30, 2009	$425,768

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

9.         COMMITMENTS AND CONTINGENCIES

A first continuing covering bond in the amount of South African Rands 200,000 ($25,836) was registered over the property held by a subsidiary, Makonjwaan Properties Henry Nettman Two Eight (Pty) Ltd., in lieu of financial guarantees amounting to South African Rands 164,000 ($21,186) issued in favor of the Department of Minerals and Energy.

During the year ended December 31, 2006, the Company entered into a Service and Support Agreement with Cheston Minerals PTY Limited (“CML”), a company owned by EGI’s President.  This agreement covers the rental of the Company’s South African office and use of the office equipment and supplies, which are owned by CML.  The term of the agreement is one year and is renewable on an annual basis.  The Company charged $99,000 to operating expense for the six months ended June 30, 2009.

The company’s subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately $143,142) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately $963,243) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

10.       NON-CONTROLLING INTEREST

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

Accordingly, and pursuant to the requirements of MPRDA, EGL on December 9, 2005 entered into a “Heads of Agreement” to sell 26% of its ordinary stock to Lomshiyo Investments (Proprietary) Limited (“Lomshiyo”) for a consideration of R9,900,000 (At June 30, 2009 – $1,278,905).  The transaction closed on February 2, 2006.  Further, and upon the acquisition of Barbrook on May 30, 2008, a similar agreement was concluded with Lomshiyo on December 15, 2008 amounting to R20,800,000 (At June 30, 2009 – $2,686,991).

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

10.       NON-CONTROLLING INTEREST (Continued)

These two amounts are classified as loans to Lomshiyo and are reflected as a reduction of equity in the Company’s June 30, 2009 consolidated balance sheet.  Lomshiyo is a South African corporation whose majority shareholders are historically disadvantaged South Africans.

The purchase of ordinary stock was financed with a note receivable bearing an annual interest rate of the South African Prime Rate (15% at June 30, 2009).  The note accrues interest and is payable to the Company on January 2, of each year.  A total of $929,063 of accrued interest has been added to the note receivable.  The note is due and payable on December 31, 2010.  The Company’s common stock collateralizes the note receivable.

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

EASTERN GOLDFIELDS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

 (Unaudited)

11.       STOCK OPTIONS (Continued)

            Employee Stock Options (Continued)

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

As of June 30, 2009, there were $NIL of unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of 0.3 years.

12.       COMMON STOCK

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EASTERN GOLDFIELDS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISK FACTORS, RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009

Our strategy, to the extent that we are able, is to grow our mineral reserves through optimization of current operations, exploration and prudent acquisitions.  The following is a summary of the actions and strategies that we implemented in 2008 and during the first six months of 2009:

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

If our estimates and operating conditions can be maintained and assuming no interruptions in our plans, we anticipate that Lily underground operations may ramp up to full production of around 30,000 tons per month by mid 2010.  If current operating levels can be maintained and if we are successful in meeting the challenges and uncertainties that we face, we expect to produce approximately 14,000 ounces of gold in 2009 for gross revenue of approximately $12,450,000 increasing to approximately 35,000 ounces of gold per year in years 2011 through 2023 for gross annual revenue of approximately $31,400,000 (using a projected gold price of $900/oz.).  These are only estimates and are subject to change and fluctuating market conditions.  The results of the Bankable Feasibility Study (“BFS”) completed in March 2008, include an estimate that the Lily Mine has a life of at least 15 years based on existing mineral reserves.

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

The resultant revised Reserves allow for a Life of Mine is projected to be 15 years with a production capacity of 32,000 tons per month.

To the extent that we are able and provided that we can implement our current plans, we anticipate that exploration will continue on the mine property both from surface and later from underground as the mine develops in depth to continue increasing the reserve potential.

There can be no assurance that we will be successful in implementing these plans or the plan of operations described in this Form 10-Q.  We face many risks and uncertainties and we have only a limited history of operations.  See Item 3 “Risk Factors”

Acquisitions

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

The acquisition of Barbrook has had the following twofold positive impact on EGI:

•         The planned underground mining operations at Lily Mine, as reported in the BFS (March 2008), required the construction of a new processing plant on site.  The existing processing plant at Barbrook, once refurbished, will substitute for a new plant.  The purchase price of Barbrook was less than half the budgeted cost for the proposed new plant.  The plant, complete with a large slimes dam, is located less than half the distance from Lily Mine (6 km) than its current operating Makonjwaan plant facility (17 km)

•         Barbrook contains substantial mineralized assets and a well developed underground infrastructure including some 50 km of development and readily accessible areas for mining.  Extensions to the processing plant will be required to treat the metallurgically complicated ore bodies once mining commences at Barbrook. This is currently being investigated.  It is planned to geologically model and re-evaluate Barbrook by commencing exploration and primary development with the objective of bringing Barbrook Mine successfully into initial production in 2010.

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

Historic Production – Barbrook Mine

Period	Tonnage Treated T	Gold Produced Kg	Gold Produced Oz	Recovered Grade g/t
Oct ’89 – Jan ‘91	220,630	500	16,075	2.31
Nov ’93 – Jan ‘95	490,533	645	20,740	1.31
Feb ’95 – May ‘95	81,130	131	4,210	1.62
Jul ’96 – Jul ‘97	166,397	311	10,000	1.87
2006	74,904	224	7,200	4.64
Total Production	1,033,594	1,811	58,225	1.66

Note: Information taken from Venmyn (Pty) Ltd Technical Statement January 2007

Based on the information we have available and provided that current trends continue, we believe that the Barbrook Mine looks promising.  Various metallurgical test work took place between 1997-2007 which showed that improvements to gold recoveries are achievable.  A complete re-evaluation was done in 2002.  At that date, this lead to an estimate of Proven and Probable Ore Reserves amounting to 176,000 tons at an insitu grade of an estimated 6.0 g/t gold.  All quoted Resource and Reserve estimates will be re-evaluated by EGI’s competent staff in time as additional information becomes available.

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

The development of the underground mine at Lily is of primary importance and the capital expenditure is currently estimated at $15 Million as of this date.  Breakdown of this estimate is as follows:

US$ million
Development of underground mine at the Lily Mine	12
Refurbish and expand Barbrook plant	3
$15

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

But, overall and if favorable conditions allow and if we can achieve our current objectives, our goal is to complete financing arrangements for the Lily Mine and our exploration program in the second quarter of 2009.  For this we seek to raise $29 million.  Accordingly, as an interim step and as part of our capital raising strategy, in 2008 we completed:

a.   Convertible bond facility in March 2008 which raised US$4 million, and

b.     Bridging loan facility in May 2008 of approximately US$10 million (which was repaid in May 2009).

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

On April 30, 2009 the Company entered into the Restated Convertible Loan and Option Agreement (the "Restated Agreement") with Asian Investment Management Services, Limited ("AIMS").  The Restated Agreement provides that AIMS will; (A) provide technical and corporate assistance to the Company's subsidiary, EGSA, in connection with EGSA's strategies and objectives; (B) make available additional funds as an "Additional Loan" not later than May 29, 2009 in an amount not to exceed 93,000,000 (South African Rand) to EGSA so as to allow EGSA to pay all amounts due Investec Bank Limited under the Investec Loan and for EGSA to cancel the security given by or on behalf of EGSA to Investec Bank including, but not limited to, the Borrower's Cession and the Guarantee; (C) convert the Additional Loan and the existing convertible loan of March 31, 2008 in the amount of 32,000,000 (South African Rand) that EGSA received from AIMS and the Phoenix Gold Fund (as amended on March 27, 2009) (the "Original Loan"), both consolidated and totaling 125,000,000 (South African Rand) into 40% of the outstanding common shares of either EGSA or such other entity as the parties agree for purposes of the planned listing of the common stock of the Company and its subsidiaries (or such other entity as the Company and AIMS may determine by subsequent agreement) pursuant to the Listing Commitment.  The Restated Agreement also grants AIMS a right of first refusal which provides that the Company shall not obtain any additional funding from any other source unless the Company has first offered AIMS the opportunity to provide such additional funding on no less favorable terms and conditions and AIMS has, after thirty days from the date of receipt of notice, declined to exercise its right of first refusal.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

A summary of our comparative operations, which arise only from mining operations at the Lily Mine for the six months period ended June 30, 2009 (the “First Six Months 2009”) and June 30, 2008 (the “First Six Months 2008”) were as follows:

	Six months period ended June 30,
	2009	2008
Ore Tons Milled	66,846	76,237
Yield – grams per ton	1.91	1.81
Gold Sold – oz	4,071	4,513
Gold price - $/oz	$999	$944

Total Income*	$5,701	$4,470
Cost of Production*	($3,601)	($3,717)
Exploration Costs*	Nil	(131)
Operating Income*	$2,100	$622
Operating Expenses, net*	($3,570)	($1,308)
Minority Interest*	$8	Nil
Net Loss*	($1,462)	$(686)

* Expressed in Thousands

Comparative Results of the Six Months Ended June 30, 2009 and 2008

Revenues:  For the First Six Months 2009, we recorded revenues of approximately $4,066,699 from sales of gold versus revenues of approximately $4,260,865 for the First Six Months 2008, which amounted to a decrease of approximately 5%.  The principal factors affecting this decrease in revenue were as follows:

  Ore tons milled in the First Six Months 2009 were lower than that of First Six Months 2008 at 66,846 tons, however, yield had increased by approximately 5% resulting in lower gold production.  Accordingly, 4,071 oz. of gold was sold in First Six Months 2009 as compared with 4,513 oz. of gold sold in First Six Months 2008, a drop of approximately 10%.  This was primarily due to change in the nature of production in that First Six Months 2008 was totally from open pit operations whereas First Six Months 2009 was the first output obtained from underground mining activity.

  In 2008 sales averaged $944 per ounce of gold, our 2009 sales averaged $999 per ounce of gold; an increase in the price of gold of approximately 6%.  However, this increase in the price of gold may or may not be a trend and if it is a trend, we do not know if it will continue.  We are not able to project gold prices and to the extent that gold prices fall in the future, our operations, revenues, profitability, and cash flow will be adversely and significantly impacted for such period of time as lower price levels in the marketplace are maintained.

Cost of Production:  Ore tons milled in the First Six Months 2008 at 66,846 tons.  During the First Six Months 2009, we produced and sold 4,071 oz. of gold at a cost of $3,601,000, whereas, during the First Six Months 2008, we produced and sold 4,513 oz. of gold at a cost of $3,717,000.  Accordingly, per ounce cost of production for the First Six Months 2009 was $885 whereas per ounce cost of production for First Six Months 2008 was $824; an increase in the per ounce production of gold of 7%.

Principal factor affecting this increase in cost of production were the change over from open pit production to underground production and that the First Six Months 2009 was the first production from underground mining activities.

Operating Expenses for the First Six Months 2009:  Our operating expenses increased to $3,570,000 in the First Six Months 2009 from $1,307,000 in the First Six Months 2008; an increase of approximately 273%.  A major factor affecting this was an increase in interest charges of $1,082,000 on the Company’s loan commitments and the cost of special shares allocated for services rendered to certain employees of $930,000.

As a result, we recorded a Net Loss of $1,462,075 during the First Six Months 2009 compared  to a Net Loss of $685,707 during the First Six Months 2008.  This resulted in a Net Loss per share (basic) of $0.15 during the First Six Months 2009 compared to a Net Loss per share (basic) of $0.07 during the First Six Months 2008.  Computed using Net Loss per share (diluted), these numbers did not change from the amount shown for Net Loss per share (basic).

Changes in Exchange Rates:  Changes in exchange rates had a significant impact on the comparability of our results for First Six Months 2009 versus the First Six Months 2008.  The average rates of exchange for the interim periods ended June 30, 2009 and June 30, 2008 were SAR 8.5394 to $1 and SAR 7.3350 to $1, respectively – approximately 16% weakening of the South African Rand against the US Dollar.  Had the exchange rate remained the same during the First Six Months 2009 as that of First Six Months 2008, the results of our operations arising from South African Rand transactions would have been approximately $155,000 higher.

Changes in exchange rates had a significant impact on the comparability of our balance sheets as of June 30, 2009 versus June 30, 2008.  The rates of exchange as at June 30, 2009 and June 30, 2008 were SAR 7.7410 to $1 and SAR 7.8083 to $1, respectively – approximately 1% strengthening of the South African Rand against the US Dollar.  Had the exchange rate remained the same in 2009 as that of 2008, our total South African Rand based net assets would have been approximately $90,000 higher.

Restructuring:  On March 28, 2008 and through our subsidiary, EGSA, we entered into a Convertible Loan Agreement.  The agreement involves EGSA receiving $4,133,833 (32,000,000 SA Rands) of proceeds.  The loan principal can convert into 6.9% of the total issued and outstanding shares of ordinary capital after the conversion of the loan by EGSA.  If EGSA has been unable to list its ordinary shares with the JSE within twelve months of the agreement date, then the lender can demand repayment of principal and accrued interest or conversion of the debt into the corresponding ordinary shares of EGSA.

On April 30, 2009 the Company entered into the Restated Convertible Loan and Option Agreement (the "Restated Agreement") with Asian Investment Management Services, Limited ("AIMS"). The Restated Agreement provides that AIMS will; (A) provide technical and corporate assistance to the Company's subsidiary, EGSA, in connection with EGSA's strategies and objectives; (B) make available additional funds as an "Additional Loan" no later than May 29, 2009 in an amount not to exceed 93,000,000 (South African Rand) to EGSA so as to allow EGSA to pay all amounts due Investec Bank Limited under the Investec Loan and for EGSA to cancel the security given by or on behalf of EGSA to Investec Bank including, but not limited to, the Borrower's Cession and the Guarantee; (C) convert the Additional Loan and the existing convertible loan of March 31, 2008 in the amount of 32,000,000 (South African Rand) that EGSA received from AIMS and the Phoenix Gold Fund (as amended on March 27, 2009) (the "Original Loan"), both consolidated and totaling 125,000,000 (South African Rand) into 40% of the outstanding common shares of either EGSA or such other entity as the parties agree for purposes of the planned listing of the common stock of the Company and its subsidiaries (or such other entity as the Company and AIMS may determine by subsequent agreement) pursuant to the Listing Commitment. The Restated Agreement also grants AIMS a right of first refusal which provides that the Company shall not obtain any additional funding from any other source unless the Company has first offered AIMS the opportunity to provide such additional funding on no less favorable terms and conditions and AIMS has, after thirty days from the date of receipt of notice, declined to exercise its right of first refusal.  In association with the listing commitment in the Restated Agreement for the option to convert the loans into 40% of the outstanding common shares, the Company received a one time fee of $1,300,00.

The loan balance outstanding at June 30, 2009 of 16,874,526  includes $449,602 of accrued interest.

On May 27, 2008, the Company’s wholly owned subsidiary EGSA obtained R80 million ($8,567,145 as of December 31, 2008) six month bridging loan facility (“facility”) from Investec Bank Ltd. (“Investec”) for the acquisition of Barbrook Mines Ltd.  On October 30, 2008, this facility was renegotiated and the Company received a commitment letter agreement from Investec.  Under the terms of this agreement, Investec has agreed to extend the maturity date of the Company’s existing bridging loan (the “Existing Loan”) from the original maturity date of November 28, 2008 to May 29, 2009 (the “Loan Extension”).  The facility was repaid on May 29, 2009.

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

The loan balance outstanding at June 30, 2009 of 2,288,302 includes $157,257 of accrued interest.

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

Liquidity

We have very limited liquidity and limited sources of capital to meet our cash requirements. Currently, our operations and prevailing market prices for gold have not allowed us to achieve positive cash flow or profitability. As a result we have implemented policies that will assist us in conserving our cash resources and ensure that we can limit or delay expenditures as circumstances may allow. Further and in light of our circumstances, we continue to explore opportunities that may allow us to raise additional capital to meet our capital expenditure plans and provide additional working capital. As of June 30, 2009, we had Total Current Assets of $1,113,754 and Total Current Liabilities of $22,037,843 which resulted in a Net Working Capital that was a negative $20,924,089. As a result, we remain very illiquid and we can not assure you that we will be successful in raising a sufficient amount of additional capital to meet our needs to satisfy our existing and future creditors and avoid potential litigation that could serve to cause severe and protracted losses and our ability to conduct our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Not applicable.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2009 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s recently acquired subsidiary, Barbrook Mines, was subject to several claims brought against it by creditors during 2006 and 2007 fiscal years.  These claims, which had been accrued for at 2007 year end, were in the main settled and the matters finalized.  In the matter with Sentinel Corporate Solutions (Pty) Limited, Sentinel has issued summons against Barbrook for R1,108,061 (approximately US$143,142) in respect of amounts payable, which are accrued for, in respect of a labor contract.  Barbrook has instituted an action against Sentinel for R7,456,465 (approximately US$963,243) in respect of damages incurred when the labor force set fire to the Barbrook administration building.  Both matters with Sentinel are presently still being defended and are not yet finalized.

Other than the matter discussed above, we are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 1A.  Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2008, our subsidiary, EGSA, entered into a Convertible Loan Agreement which was completed without the use of an underwriter.  The transaction and the agreements were completed directly without any intermediary.

Through our subsidiary, EGSA, we received net proceeds of $4,133,833 (32,000,000 SA Rands) (based on current exchange rates).

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

                                                                                                EASTERN GOLDFIELDS, INC.

Date:  August 14, 2009                                                                  BY:/s/ Michael McChesney

                                                                                          MICHAEL MCCHESNEY

                                                                                         Chief Executive Officer

Date:  August 14, 2009                                                                  BY:/s/ Tamer Muftizade

                                                                                          TAMER MUFTIZADE

                                                                                                          Chief Financial Officer